Form 10-Q
period 1994-01-31
MORGAN KEEGAN INC
filed 1994-03-16
CIK 729600

[TYPE]		10-Q
[TEXT]               SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1994

Commission file number 1-9015

                              MORGAN KEEGAN, INC.
           (Exact name of registrant as specified in its charter)

           TENNESSEE                                  62-1153830
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

     50 North Front Street
      Memphis, Tennessee                                 38103
(Address of principal executive                          (Zip Code)
 offices)

                                 901-524-4100
            (Registrant's telephone number, including area code)

                                    N/A
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X        No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes          No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

          Class                               Outstanding at January 31, 1994
   Common Stock, $.625 par value                         14,864,637

INDEX
MORGAN KEEGAN, INC. and Subsidiaries


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

     Consolidated Statements
          of Financial Condition..............July 31, 1994 and July 31, 1993


     Consolidated Statements
          of Income...........................Three months and six months ended January 31, 1994 and 1993

     Consolidated Statements of
          Cash Flows..........................Six months ended January 31,
                                               1994 and 1993

     Notes to Consolidated
          Financial Statements................January 31, 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  OTHER INFORMATION

Item 1.   Legal proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

PART I.   FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries
                                                    January 31          July 31
                                                       1994               1993
                                                    (Unaudited)
                                                           (in thousands)
ASSETS
   Cash                                             $ 14,168            $ 14,859
   Securities segregated for regulatory
      purposes, at market                             42,601              38,801
   Deposits with clearing organizations
      and others                                       2,592               2,464
   Receivable from brokers, dealers and
      clearing organizations                          29,200              19,624
   Receivable from customers                         217,528             156,633
   Securities purchased under agreements
      to resell                                       84,798              88,638
   Securities owned, at market                       308,215             189,682
   Memberships in exchanges, at cost
      (market value- $1,905,000 at 1/31/94;
      $1,924,000 at 7/31/93)                             678                  678
   Furniture, equipment and leasehold
      improvements, (less allowances for
      depreciation and amortization  -
      $10,745,000 at 1/31/94; $10,619,000
      at 7/31/93)                                      8,681               8,159
   Other assets                                       10,646               7,546
                                                    $719,107            $527,084

LIABILITIES AND STOCKHOLDERS' EQUITY
   Short-term borrowings                            $ 98,401            $ 68,105
   Commercial paper                                    9,830              12,457
   Payable to brokers, dealers and
      clearing organizations                          16,343              17,500
   Payable to customers                              238,655             177,208
   Customer drafts payable                             9,884               7,873
   Securities sold under agreements
      to repurchase                                  144,066              78,474
   Securities sold, not yet purchased,
      at market                                       38,568              16,011
   Other liabilities                                  37,221              43,121
                                                     592,968             420,749

Stockholders' equity
   Common Stock, par value $.625 per share:
      authorized 25,000,000 shares; 14,864,637
      shares issued and outstanding at 1/31/94;
      14,271,993 at 7/31/93                            9,290               8,920
   Additional paid-in capital                         18,167              13,941
   Retained earnings                                  98,682              83,474
                                                     126,139             106,335
                                                    $719,107            $527,084

See accompanying notes.

CCONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries
                                    Three Months Ended       Six Months Ended
                                         January 31             January 31
                                     (in thousands, except per share amounts)
                                     1994         1993         1994        1993

REVENUES
   Commissions                      $12,138      $11,335      $24,429   $19,985
   Principal transactions            25,930       24,125       52,012    49,637
   Investment banking                10,122        6,455       21,280    11,722
   Interest                           6,337        4,594       11,769     9,175
   Other                              5,598        2,888        8,299     5,926
                                     60,125       49,397      117,789    96,445


EXPENSES

   Compensation                      31,401       25,821       63,267    50,447
   Floor brokerage and clearance      1,090        1,219        1,925     2,509
   Communications                     3,299        3,032        6,537     5,632
   Travel and promotional             1,615          899        3,055     1,816
   Occupancy and equipment cost       2,234        2,028        4,199     3,815
   Interest                           3,423        2,556        6,429     5,344
   Taxes, other than income
     taxes                            1,570        1,490        2,347     2,277
   Other operating expenses           1,183        1,082        1,988     2,127
                                     45,815       38,127      89,747     73,967


INCOME BEFORE INCOME TAXES           14,310       11,270       28,042    22,478


INCOME TAXES                          5,500        4,100       10,800     8,500


NET INCOME                          $ 8,810      $ 7,170      $17,242   $13,978


NET INCOME PER SHARE                $  0.60      $  0.51      $  1.18   $  1.00


DIVIDENDS PER SHARE                 $  0.07      $  0.05      $  0.14   $  0.09

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
MORGAN KEEGAN, INC. and Subsidiaries
                                                          Six Months ended
                                                               January 31
                                                         1994              1993
                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                           $ 17,242        $13,978
   Non-cash items included in earnings:
      Depreciation and amortization                        1,770          1,064
      Deferred income taxes                                   60             60
      Amortization of restricted stock                       480            330
                                                          19,552         15,432
   (Increase) decrease in operating assets:
   Receivable from brokers or dealers and
      clearing organizations                            (  9,576)        12,663
   Receivable from customers                            ( 60,895)       (24,249)
   Securities segregated for regulatory purposes        (  3,800)       ( 7,800)
   Deposits with clearing organizations and others      (    128)
   Securities purchased under agreements
      to resell                                            3,840        (40,214)
   Securities owned                                     (118,533)        29,739
   Other assets                                         (  3,160)       ( 1,223)
   Increase (decrease) in operating payables:
      Payable to brokers or dealers and
          clearing organizations                        (  1,157)       ( 1,057)
      Payable to customers                                61,447         22,285
      Customer drafts payable                              2,011          3,241
      Securities sold under agreements
          to repurchase                                   65,592         14,473
      Securities sold, not yet purchased                  22,557        ( 1,314)
      Other liabilities                                 (  5,900)       (   799)
                                                        ( 47,702)         5,745
      Cash (used) provided for operating
          activities                                    ( 28,150)        21,177
CASH FLOWS FROM FINANCING ACTIVITIES
   Net (payments) proceeds from:
      Commercial paper                                  (  2,627)       ( 1,537)
      Issuance of Common Stock                             6,423          1,370
      Retirement of Common Stock                        (  2,307)       (   394)
      Dividends paid                                    (  2,033)       ( 1,287)
      Short-term borrowings                               30,296        (16,997)
          Cash provided (used) by
             financing activities                         29,752        (18,845)
CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for furniture, equipment and
      leasehold improvements                            (  2,293)       ( 1,410)
          (Decrease) increase in cash                   (    691)           922
   Cash at Beginning of Period                            14,859         11,359
                                                        $ 14,168        $12,281

Income tax payments were $12,181 and $10,526 for the six month periods ended
January 31, 1994 and 1993, respectively. Interest payments were $6,323 and $5,382 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

January 31, 1994



NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 1994 are not necessarily indicative of the results that may be expected for the year ending July 31, 1994. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1993.




NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the Registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions.
The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At January 31, 1994, M.K. & Co. had net capital of $82,230,669 which was 36% of its aggregate debit balances and $77,682,515 in excess of the 2% net capital requirement.




NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MORGAN KEEGAN, INC. and Subsidiaries

Morgan Keegan, Inc. (The Registrant) operates a full service regional brokerage business through its principal subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.). M.K. & Co. is involved in the highly competitive business of origination, underwriting, distribution, trading and brokerage of fixed income and equity securities. M.K. & Co. typically does not underwrite high yield securities, and normally is not involved in bridge loan financings or any other ventures that management believes may not be appropriate for its strategic approach. Many highly volatile factors affect revenues, including general market conditions, interest rates, investor sentiment and world affairs, all of which are outside the Registrant's control. However, certain expenses are relatively fixed. As a result, net earnings can vary significantly from quarter to quarter, regardless of management's efforts to enhance revenues and controls costs.

Results of Operations

The Registrant's second quarter set records for both revenues and earnings, continuing the strong revenue stream which has been in place for the past four quarters. Revenues increased by $10,728,000 or 21.7% over the second quarter of fiscal 1993. A substantial portion of the increase is attributed to investment banking related revenues which increased in excess of 55%. The Dow Jones Industrial Average continues to hover at record levels, and interest rates have begun to rise slightly; however, due to the number of new issues and strong investor activity, management anticipates continued strong commission levels in the near term future.

Operating expenses increased 20% or $7,688,000 which is 1.5% less than the increase in revenues for the quarter. Almost three-fourths of the increase relates to employee compensation, which increased $5,581,000 or 21.6% and is in proportion to the 21.7% increase in revenues. Travel and promotional expenses increased $716,000 which reflected continuing marketing efforts and work force education and compliance seminars.

Net income for the quarter was $8,810,000 or $.60 compared to $7,170,000 or $.51 for the second quarter of the prior year. The continuing strong investor activity coupled with the outstanding investment banking results accounted for most of the increase.

Results of Operations - Fiscal Year To Date

Total revenues increased from $96,445,000 in the prior year to $117,789,000 in the current period, which represents a 22.1% increase. As was the case with the quarter, a substantial portion of the increase stemmed from investment banking revenue which rose $9,558,000 or 81.5%. Other increases were more moderate and could be attributed to strong market activity.

Operating expenses of $89,747,000 represented a 21.3% increase, or $15,780,000 from the previous years amount of $73,967,000. The biggest component of the increase was compensation which went up $12,820,000 and was proportional with the increase in revenues. The increase in travel and promotional of 68.3% was attributed to the marketing and compliance efforts and the decline in clearing and floor brokerage of 23.3% due to some streamlining and expense reduction established in the floor brokerage area.

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
MORGAN KEEGAN, INC. and Subsidiaries



Net income for the first six months was $1.18 per share compared with $1.00 per share for fiscal 1993. The 18% increase in profitability is attributed to the strong investor activity, led by the outstanding performance of the investment banking area.



Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 97% of its assets consisting of cash or assets readily convertible to cash. Financing resources include the Registrant's equity capital, commercial paper, repurchase transactions, short-term borrowings, and customer and broker payables. For the six months ended January 31, 1994, cash flows from operating activities decreased $28,150,000 compared with an increase of $21,177,000 for the six months ended
January 31, 1993. This change was primarily a result of the Registrant's brokerage subsidiary carrying a higher level of inventory.

Cash flows from financing activities increased $27,849,000 for the six months ended January 31, 1994 compared to a decrease of $18,845,000 for the first six months of fiscal 1993. The increase in inventory warranted the need for additional short-term borrowings to carry the higher level of inventory.

Investing activities resulted in a $2,293,000 decrease in cash flows for the current period compared to the $1,410,000 decrease for the same period in the previous year. This is primarily due to management's continued commitment to upgrade and improve the office communication network. The Registrant has no material commitments for capital expenditures.

At January 31, 1994, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform new capital rule, had net capital of $82,230,669 which was $77,682,515 in excess of the 2% net capital requirement. During the quarter, the Registrant declared and paid cash dividends of $0.07 per share on the shares outstanding.

During the quarter, the Registrant's board of directors approved a stock repurchase program to buy the Registrant's stock on the open market. The board authorized the purchase of up to 1,000,000 shares to be used for general corporate purposes. The corporation repurchased 179,500 shares for $2,307,313 during the quarter.

Also during the quarter, the Registrant issued 406,914 shares of stock to employees in conjunction with its stock incentive and restricted stock plans.

PART II   OTHER INFORMATION
MORGAN KEEGAN, INC. and Subsidiaries

Item 1.   Legal Proceedings

Morgan Keegan & Company, Inc. ("M.K. & Co."), is named as one of many defendants in class action complaints pending in the United States District Court for the Eastern District of Louisiana as part of the multi-district litigation styled In Re Taxable Municipal Bond Securities Litigation, MDL 863 (the "MDL"). The MDL was previously described in prior Form 10-Q and Form 10-K S.E.C. filings. The MDL concerns the underwriting and sale of taxable municipal bonds issued by several issuing authorities during 1986. All bonds which are the subject of the amended complaints, including those issued by the Health, Education and Housing Facility Board of the City of Memphis, Tennessee were rates AAA by Standard and Poor's corporation at the time of their issuance, and maintained such rating through December, 1989. In January, 1990 and thereafter, the Standard and Poor's rating was downgraded and the market price of the bonds has declined.

In the event the litigation is settled, management is of the opinion that such a settlement would not have a material adverse effect on M.K. & Co.'s results of operations or on the financial statements of M.K. & Co., taken as a whole. In the event a settlement is not achieved, management is of the opinion that it has meritorious defenses and has advised its counsel to vigorously defend the lawsuits.

In addition to the matters described above, M.K. & Co. is named in various proceedings incidental to its securities business. While the ultimate resolution of pending litigation cannot be predicted with certainty, based upon the information currently known, management is of the opinion that it has meritorious defenses and has instructed its counsel to vigorously defend the lawsuits.

Item 2.   Changes in Securities

          None

Item 3.   Defaults upon Senior Securities

          None

Item 4.   Submission of Matters to Vote of Security Holders

On November 23, 1993, at the Registrant's annual meeting of its shareholders 73% of the 14,648,473 shares outstanding at October 1, 1993 were represented by proxy. A quorum was declared present for the conduct of business and the following proposal was voted on:

Proposal: Election of the directors from the following nominees to serve the Registrant for the ensuing year:

          Allen B. Morgan, Jr.                     John W. Stokes, Jr.
          William W. Deupree, Jr.                  Kenneth F. Clark, Jr.
          Joseph C. Weller                         Peter S. Wilmott
          Donald Ratajczak                         James E. Harwood, III

Results of vote:  99.8% of the votes cast were in favor of this proposal.

MORGAN KEEGAN, INC. and Subsidiaries



Item 5.   Other Information

          None


Item 6.   Exhibits and Reports on Form 8-K

          a. Exhibits

             1.  Computation of Earnings per share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MORGAN KEEGAN, INC.
                                                   Registrant






Date:  March 15, 1994                          /S/   Joseph C. Weller
                                                     Joseph C. Weller
                                                   EVP, CFO, Sec.-Treas.

PART II  OTHER INFORMATION  (Continued)
MORGAN KEEGAN, INC. and Subsidiaries


Item 6.   Exhibit a.1.

COMPUTATION OF EARNINGS PER SHARE


                                  Three Months Ended          Six Months Ended
                                      January 31                 January 31
                                  1994         1993          1994          1993
PRIMARY

Average shares outstanding     14,706,018   13,973,789    14,619,414    13,954,227

Net effect of dilutive
   stock options based on
   the treasury stock method       33,619       53,630        53,311        48,858

     TOTAL                     14,739,637   14,027,419    14,672,725    14,003,085


Net income                     $8,810,011   $7,170,243   $17,242,502  $13,978,017


Per share amount                    $0.60        $0.51         $1.18        $1.00



FULLY DILUTED
Average shares outstanding     14,706,018   13,973,789    14,619,414    13,954,227

Net effect of dilutive
   stock options based on
   the treasury stock
   method using the quarter
   end market price, if
   higher than average
   market price                    33,619       53,630        53,311        48,858

     TOTAL                     14,739,637   14,027,419    14,672,725   14,003,085


Net Income                     $8,810,011   $7,170,243   $17,242,502  $13,978,017


Per share amount                    $0.60        $0.51         $1.18        $1.00