Form 10-Q
period 1994-04-30
MORGAN KEEGAN INC
filed 1994-06-13
CIK 729600

[TYPE]
[TEXT]                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                                 FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1994
Commission file number  1-9015
                            MORGAN KEEGAN, INC.
                                                  (Exact name of registrant as
specified in its charter)

         TENNESSEE                                 62-1153850
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

          50 North Front Street
            Memphis, Tennessee                              38103

(Address of principal executive offices)                     (Zip Code)

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


                    APPLICABLE ONLY TO ISSUERS INVOLVED
                     IN BANKRUPTCY PROCEEDINGS DURING
                         THE PRECEDING FIVE YEARS:


      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes             No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.








            Class                   Outstanding at April 30, 1994
 Common Stock, $.625 per value             14,392,237

INDEX

MORGAN KEEGAN, INC. and Subsidiaries




Part I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

      Consolidated Statements
       of Financial Condition............ April 30, 1994 and
                                                July 31, 1993

     Consolidated Statements
        of Income........................ Three months and nine months ended April 30, 1994 and 1993

     Consolidated Statements of
        Cash Flows........................Nine months ended April 30,

                                                1994 and 1993

     Notes to Consolidated
        Financial Statements..............April 30, 1994






Item 2.     Management's Discussion and Analysis of Financial Condition and

            Results of Operations



Part II.  OTHER INFORMATION

Item 1.    Legal proceedings

Item 2.    Changes in Securities

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

PART I.   FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MORGAN KEEGAN, INC. and Subsidiaries


                                                  April 30       July 31
                                                   1994           1993
                                                (Unaudited)
                                                       (in thousands)

ASSETS
  Cash                                              $ 13,061       $ 14,859
  Securities segregated for regulatory
        purposes, at market                            33,401         38,801
  Deposits with clearing organizations
        and others                                      2,592          2,464
  Receivable from brokers or dealers
        and clearing organizations                     20,736         19,624
  Receivable from customers                           234,485        156,633
  Securities purchased under agreements
        to sell                                        65,832         88,638
  Securities owned, at market                         215,877        189,682
  Memberships in exchanges, at cost
        (market value- $2,327,000 at 4-30-94;
        $1,924,000 at 7-31-93)                            678            678
  Furniture, equipment and leasehold
        improvements, at cost (less allowances
        for depreciation and amortization -
        $11,456,000 at 4-30-94; $10,619,000
        at 7-31-93)                                     8,877          8,159
  Other assets                                         11,805          7,546
                                                     $607,344       $527,084


LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                              $ 53,100       $ 68,105
  Commercial paper                                     11,556         12,457
  Payable to brokers or dealers and
        clearing organizations                         16,493         17,500
  Payable to customers                                213,717        177,208
  Customer drafts payable                              10,567          7,873
  Securities sold under agreements to repurchase      111,081         78,474
  Securities sold, not yet purchased, at market        19,116         16,011
  Other liabilities                                    45,637         43,121
                                                      481,267        420,749

  Stockholders' equity
        Common Stock, par value $.625 per share;
        authorized 25,000,000 shares; 14,392,237
        shares issued and outstanding at 4-30-94;
        14,271,993 at 7-31-93                           8,995          8,920
  Additional paid-in capital                           12,762         13,941
  Retained earnings                                   104,320         83,474
                                                      126,077        106,335
                                                     $607,344       $527,084

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries

                                  Three Months Ended         Nine Months Ended
                                        April 30                  April 30
                                 (in thousands, except per share amounts)

                                1994             1993       1994          1993

REVENUES
   Commissions                $12,418         $12,052     $36,848     $32,037
   Principal transactions      18,807          27,288      70,819      76,926
   Investment banking          14,865           6,740      36,144      18,462
   Interest                     6,731           5,241      18,500      14,415
   Other                        3,473           3,991      11,773       9,917
                              $56,294         $55,312    $174,084    $151,757



EXPENSES
   Compensation                30,902          28,990      94,170      79,438
   Floor brokerage
        & clearance               971           1,510       2,896       4,019
   Communications               3,548           3,071      10,085       8,703
   Travel and promotional       1,229           1,029       4,284       2,845
   Occupancy and equipment cost 1,973           2,269       6,172       6,084
   Interest                     4,481           2,959      10,910       8,303
   Taxes, other than
                income taxes    1,704           1,098       4,050       3,375
   Other operating expenses       829           1,151       2,817       3,277
                              $45,637         $42,077    $135,384    $116,044




INCOME BEFORE INCOME TAXES     10,657          13,235      38,700      35,713


INCOME TAXES                    4,000           5,150      14,800      13,650



NET INCOME                    $ 6,657         $ 8,085     $23,900     $22,063



NET INCOME PER SHARE            $0.45           $0.57       $1.63       $1.57




DIVIDENDS PER SHARE             $0.07           $0.05       $0.21       $0.14


See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries
                                                        Nine Months Ended
                                                            April 30
                                                      1994             1993
                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                         $23,900         $22,063
   Non-cash items included in earnings:

   Depreciation and amortization                        2,481           1,705
   Deferred income taxes                                   90              90
   Amortization of restricted stock                       720             576
                                                       27,191          24,434
   (Increase) decrease in operating assets:
      Receivable from brokers or dealers
      and clearing organizations                       (1,112)         (2,386)
   Receivable from customers                          (77,852)        (32,356)
   Securities segregated for regulatory
      purposes                                          5,400           4,600
   Deposits with clearing organizations
      and others                                      (   128)          1,980
   Securities purchased under agreements
      to resell                                        22,806          (5,314)
   Securities owned                                   (26,195)        (18,335)
   Other assets                                       ( 4,349)        ( 2,836)
   Increase (decrease) in operating liabilities:
   Payable to brokers or dealers and
      clearing organizations                          ( 1,007)          8,793
   Payable to customers                                36,509          46,320
   Customer drafts payable                              2,694           4,361
   Securities sold under agreements to
      repurchase                                       32,607         (14,268)
   Securities sold, not yet purchased                   3,105           1,071
   Other liabilities                                    2,516              52
                                                      ( 5,006)         (8,318)
   Cash provided by operating activities               22,185          16,116

CASH FLOWS FROM FINANCING ACTIVITIES
   Net proceeds (payments) from:
      Commercial paper                                (   901)          2,008
      Issuance of Common Stock                          6,423           1,417
      Retirement of Common Stock                      ( 8,248)         (  394)
      Dividends paid                                  ( 3,053)         (1,949)
      Short-term borrowings                           (15,005)        (12,717)
      Cash used for financing activities              (20,784)        (11,635)

CASH FLOWS FROM INVESTING ACTIVITIES
      Payments for furniture, equipment
         and leasehold improvements                   ( 3,199)        ( 3,113)
      (Decrease) increase in cash                     ( 1,798)          1,368

      Cash at beginning of period                      14,859          11,359
      Cash at end of period                           $13,061         $12,727



Income tax payments were $17,502,000 and $15,418,000 for the nine month periods ended April 30, 1994 and 1993 respectively. Interest payments were $10,827,000 and $8,272,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

April 30, 1994




NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 1994 are not necessarily indicative of the results that may be expected for the year ending July 31, 1994. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1993.



NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the Registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At April 30, 1994, M.K. & Co. had net capital of $89,809,014 which was 36% of its aggregate debit balances and $84,800,397 in excess of the 2% net capital requirement.



NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MORGAN KEEGAN, INC. and Subsidiaries

Morgan Keegan, Inc. (The Registrant) operates a full service regional brokerage business through its principal subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.). M.K. & Co. is involved in the highly competitive business of origination, underwriting, distribution, trading and brokerage of fixed income and equity securities. M.K. & Co. typically does not underwrite high yield securities, and normally is not involved in bridge loan financings or any other ventures that management believes may not be appropriate for its strategic approach. Many highly volatile factors affect revenues, including general market conditions, interest rates, investor sentiment and world affairs, all of which are outside the Registrant's control. However, certain expenses are relatively fixed. As a result, net earnings can vary significantly from quarter to quarter, regardless of management's efforts to enhance revenues and control costs.

Results of Operations

The Registrant's third quarter revenues of $56,294,000 exceeded the prior years third quarter of $55,312,000 by $982,000 or 1.8%. Investment banking revenue more than doubled from $6,740,000 in the 1993 quarter to $14,865,000 in the current quarter, reflecting a strong investor appetite for equity offerings including real estate investment trusts. The increased banking revenues were offset by a substantial decline in fixed income commissions and trading losses due to a market decline in March and April. Trading income for the third quarter was $4,408,000 less than the previous year's third quarter trading income. The Dow Jones Industrial Average has declined from January 1994 and interest rates have increased. Management anticipates a change in volume from the record levels of the past three years as long as interest rates continue to rise.

Operating expenses increased 8.5% for the quarter from $42,077,000 for third quarter fiscal 1993 to $45,637,000 for third quarter fiscal 1994. Employee compensation increased from $28,990,000 to $30,902,000 or 6.6%. The increase is higher than the 1.8% increase in revenue, which it normally is in proportion with, but would be in line considering the unusual decline in trading income in excess of $4,000,000.

Interest expense increased 51.4% or $1,522,000 which was mainly attributed to the increase in short-term rates during the quarter and the large inventory positions held during the quarter. Floor brokerage expense declined by 35.7% due to continuing efforts at cost cutting and management.

Net income for the quarter $6,657,000 or $.45 per share compared with $8,085,000 or $.57 per share in the same quarter for the previous year. The decline in fixed income commissions from the strong levels in the prior year coupled with the trading losses in March and April resulted in the earnings per share decline.
                                     -7-

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MORGAN KEEGAN, INC. and Subsidiaries

Results of Operations - Fiscal Year-to-Date

Total revenues increased from $151,757,000 for fiscal 1993 to $174,084,000 for the current year-to-date. The biggest proportion of the increase is represented by the almost doubling of banking revenues from $18,462,000 to $36,144,000 for the current year. Income from principal transactions declined $6,107,000 or 7.9% with most of the decline ($5,770,000) due to the decrease in trading income.

Operating expenses of $135,384,000 represented a 16.7% increase, or $19,340,000 more than the previous year amount of $116,044,000. The biggest component of the increase was compensation which increased $14,732,000 or 18.6% and corresponded to the 14.7% increase in revenues considering the substantial decline in trading income. Interest expense increased $2,607,000 or 31.4% slightly in excess of the 28.3% increase in interest income, primarily due to increasing interest rates during the third quarter. The increase in travel and promotional of 50.6% is due to increased marketing efforts and compliance seminars. The decline in clearing and floor brokerages stems from changes in the method of execution and expense reduction in the floor brokerage area.

Net income per share for the first nine months was $1.63 compared with $1.57 in the previous fiscal year. The 3.8% increase in profitability can be attributed to the strong banking performance and investor activity during the first two quarters offset by the drop in the fiscal third quarter.


Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 97% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, repurchase transactions, short-term borrowings, and customer and broker payables. For the nine months ended April 30, 1994, cash flows from operating activities increased $22,185,000 compared with an increase of $16,116,000 for the nine months ended April 30, 1993.
This change was primarily a result of the Registrant's brokerage subsidiary carrying higher customer credit balances and larger balances on repurchase transactions.

Cash flows from financing activities decreased $20,784,000 for the nine months ended April 30, 1994 compared to a decrease of $11,635,000 for the first nine months of fiscal 1993. A decrease in inventory reduced the need for short-term borrowings by approximately $15,005,000.

Investing activities resulted in a $3,199,000 decrease in cash flows for the current period compared to the $3,113,000 decrease for the same period in the previous year. This is primarily due to management's continued commitment to upgrade and improve the office communication network. The Registrant has no material commitments for capital expenditures.
                                     -8-

MANAGEMENT'S DISCUSSION & ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)
MORGAN KEEGAN, INC. and Subsidiaries


At April 30, 1994, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform new capital rule, had net capital of $89,809,014 which was $84,800,397 in excess of the 2% net capital requirement.

During the quarter, the Registrant declared and paid cash dividends of $0.07 per share on the shares outstanding.

During the quarter the Registrant repurchased 472,400 shares of Morgan Keegan, Inc. for approximately $5,940,000 under a previously authorized stock repurchase program of 1,000,000 shares. Total purchases under the program through the end of the third quarter were 651,900 shares for approximately $8,248,000. Subsequent to the end of the quarter, the directors authorized the repurchase of an additional one million shares upon completion of the initial one million share buy-back.
                                    -9-

PART II   OTHER INFORMATION
MORGAN KEEGAN, INC. and Subsidiaries

Item 1.  Legal Proceedings

Morgan Keegan & Company, Inc. ("M.K. & Co."), is named as one of many defendants in class action complaints pending in the United States District Court for the Eastern District of Louisiana as part of the multi-district litigation styled In Re Taxable Municipal Bond Securities Litigation, MDL 863 (the "MDL"). The MDL was previously described in prior Form 10-Q and Form 10-K S.E.C. filings. The MDL concerns the underwriting and sale of taxable municipal bonds issued by several issuing authorities during 1986. All bonds which are the subject of the amended complaints, including those issued by the Health, Education and Housing Facility Board of the City of Memphis, Tennessee were rated AAA by Standard and Poor's Corporation at the time of their issuance, and maintained such rating through December, 1989. In January, 1990 and thereafter, the Standard and Poor's rating was downgraded and the market price of the bonds had declined.

In the event the litigation is settled, management is of the opinion that such settlement would not have a material adverse effect on M.K. & Co.'s results of operations or on the financial statements of M.K. & Co., taken as a whole. In the event a settlement is not achieved, management is of the opinion that it has meritorious defenses and has advised its counsel to vigorously defend the lawsuits.

In addition to the matters described above, M.K. & Co. is named in various proceedings incidental to its securities business. While the ultimate resolution of pending litigation cannot be predicted with certainty, based upon the information currently known, management is of the opinion that it has meritorious defenses and has instructed its counsel to vigorously defend the lawsuits.


Item 2.  Changes in Securities

         None


Item 3.  Defaults upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         None


Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             1.   Computation of Earnings per Share
                                      -10-

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MORGAN KEEGAN, INC.
                                             Registrant



Date: June 13, 1994                     /S/  Joseph C. Weller
                                             Joseph C. Weller
                                             EVP, CFO, Sec.-Treas.

PART II   OTHER INFORMATION (continued)
MORGAN KEEGAN, INC. and Subsidiaries

Item 6.  Exhibit a.1.

COMPUTATION OF EARNINGS PER SHARE
                                  Three Months Ended          Nine Months
Ended
                                        April 30                  April 30
                                  1994          1993        1994         1993

PRIMARY

Average shares outstanding   14,674,987  14,256,852      14,620,728  14,045,317

Net effect of dilutive
   stock options based on
   the treasury stock
   method using average
   market place                  26,026      54,153          45,525      50,195

   TOTAL                     14,701,013  14,311,005      14,666,253   14,095,512

Net Income                   $6,657,150  $8,085,241     $23,899,652  $22,063,258

Per share amount                  $0.45       $0.57           $1.63      $1.57


FULLY DILUTED
Average shares outstanding    14,674,987   14,256,852    14,620,728   14,045,317

Net effect of dilutive
   stock options based
   on the treasury stock
   method using the
   quarter end market
   price, if higher than
   average market price           26,026       54,153       45,525        50,195

   TOTAL                      14,701,013   14,311,005   14,666,253    14,095,512

Net Income                    $6,657,150   $8,085,241  $23,899,652   $22,063,258

Per share amount                   $0.45        $0.57        $1.63       $1.57