Form 10-K
period 1994-07-31
MORGAN KEEGAN INC
filed 1994-10-28
CIK 729600

SECURITIES AND EXCHANGE COMMISSION

				WASHINGTON, D.C. 20549

			___________________________________________

						FORM 10K

		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

			THE SECURITIES EXCHANGE ACT OF 1934

		          FOR THE FISCAL YEAR ENDED JULY 31, 1994

				COMMISSION FILE NO. 1-9015

			___________________________________________

					MORGAN KEEGAN, INC.

			(Exact name of Registrant as specified in its charter)

		_________________________________________________________

	Tennessee							62-1153850

(State or other jurisdiction of				(I.R.S. Employer
Identification No.)

incorporation or organization)

Fifty Front Street

Memphis, Tennessee

38103

		Registrant's telephone number, including area code: (901)
524-4100

	________________________________________________________________
 ___

	Title of each class				Name of each exchange on which registered

Common Stock, $.625 par value				New York Stock Exchange, Inc.

		Securities registered pursuant to Section 12 (g) of the Art

			Common Stock, par value $.625 per share

						(Title of Class)

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes_X_ No ____.

	Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

	At October 1, 1994, the Registrant had approximately 13,557,661 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately
$176,249,593.

	DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

Portions of the Registrant's Annual Report to Shareholders for the year ended July 31, 1994, which has been furnished to the Commission pursuant to Regulation 240.14a(3) (c), are incorporated by reference into Parts I and II of this Report on Form 10-K. Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 22, 1994, which will be filed with the Commission pursuant to Regulation 240.14a(6)(c) prior to October 27, 1994, are incorporated by reference into Part III and Part IV of this Report on Form 10-K.

PART I

Item 1.  BUSINESS

 General



Morgan Keegan, Inc. (Registrant) is a holding company whose principal subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is a regional securities broker/dealer serving retail customers in the southeastern United States and institutional clients throughout the United States and abroad. The Registrant has very few operations and substantially all of the Registrant's consolidated revenues are generated through the broker/dealer subsidiary. The subsidiary is a trader, broker and underwriter of fixed income and equity securities and provides related financial services in support of its broker/dealer activities. Products offered by M.K. & Co. include stocks; corporate and tax-exempt bonds; U.S. Government, agency and guaranteed securities; tax advantaged investments; options; investment and advisory services; a money market fund; and a regional mutual fund managed by the Morgan Asset Management. M.K. & Co. also provides capital raising services for corporate and government clients, margin credit for individual customers, research, and economic and business analysis of financial and stock market data for its customers. The percentage (%) of total revenues derived from the various business areas is as follows:



								Year Ended July 31

					    1994		   1993		   1992


Institutional clients				31		32			34

Retail customers				41		 41			41

Investment banking fees, interest and

other activities			    		28		 27			25

 Total					          100		100		         100


M.K. & Co. is a two seat member of the New York Stock Exchange, Inc. ("NYSE"), owns seats on the American Stock Exchange, Inc. ("AMEX"); the New York Financial Futures Exchange, Inc. ("NYFE"); the Philadelphia Stock Exchange, Inc. ("PHLX"); the Chicago Board of Options Exchange, Inc. ("CBOE") and the Chicago Stock Exchange ("CSE"). Certain seats are leased to third parties under agreements which may be canceled by either party on 30 days' notice. M.K. & Co. is a member of the National Association of Securities Dealers ("NASD"), the Securities Industry Association, and the Securities Investor Protection Corporation ("SIPC"). SIPC provides protection for customers up to $500,000 each, with a limitation of $100,000 for claims for cash balances.

	M.K. & Co. has twenty-nine offices in twelve states. The following table reflects the number of account executives in each office as of July 31, 1994:



			  Account						Account

Office			Executives		Office				 Executives


Birmingham, Alabama		32	New Orleans, Louisiana		22

Decatur, Alabama	   	  5	Shreveport, Louisiana			13

Fairhope, Alabama		  3	Boston, Massachusetts		  3

Huntsville, Alabama		  9	Jackson, Mississippi			23

Mobile, Alabama		14	New York, New York			  4

Montgomery, Alabama	18	Wilmington, North Carolina		  3

Little Rock, Arkansas		47	Jackson, Tennessee			  7

Ft. Lauderdale, Florida	  7	Knoxville, Tennessee			21

Pensacola, Florida		  8	Memphis, Tennessee

Atlanta, Georgia		23	Headquarters			         105

Bowling Green, Kentucky	  5	Suburban Office			32

Lexington, Kentucky 		  5	Nashville, Tennessee			27

Louisville, Kentucky		  7	Austin, Texas			 	22

Baton Rouge, Louisiana	12	Dallas, Texas				  2

Lafayette, Louisiana		  6	Houston, Texas			  7

TOTAL								         492


 Revenues by Source

	The following table sets forth the Registrant's consolidated revenues indicated in dollars and as a percentage of total revenues for the periods:


(Dollars in Thousands)

				                              Year Ended July 31


						1994     		1993     	       1992

				   Amount	 %  	 Amount 	%  	 Amount 	%

REVENUES

Commissions

Listed securities	   	   $22,748	9.81	$20,457	9.78	$18,378
10.00 Over-the-counter securities	     10,076	4.35	  10,159
  	4.86	    9,041       4.90 Options			       1,990	0.86
1,927	0.92	    2,089       1.10

Other				     11,723	5.06	  11,196	5.35	    7,632       4.20

	TOTAL		     46,537      20.08	  43,739         20.91	  37,140
 20.20  Principal transactions

Corporate securities		     33,541      14.47	  34,404	16.44
28,161     15.40 Municipal securities		    14,135	 6.10
17,432	  8.33	  12,037       6.60

U.S. government obligations	    41,746        18.02
51,297	24.52	  48,588     26.60







	TOTAL		    89,422	38.59	103,133	49.29	  88,786     48.60

Investment banking

Corporate securities		   32,850	14.18	15,760		  7.53	  16,730
  9.20 Municipal securities		     4,059	  1.75	  3,947		  1.89
3,960        2.20 Underwriting, management

  and other fees		  18,923	  8.17	   9,571	  4.58	   9,862
5.40

	TOTAL		  55,832	24.10	 29,278	14.00	 30,552      16.80
Interest

Interest on margin balances	  10,824	  4.67	   7,047	  3.37
5,941        3.30 Interest on securities owned	  14,070	  6.07
12,627	  6.04	 12,709        7.00

	TOTAL		  24,894	10.74	 19,674	  9.41	 18,650      10.30  Other
Income			  15,035	  6.49	 13,371	  6.39	  7,536	        4.10

	TOTAL REVENUES	$231,720      100.0  $209,195	          100.0
$182,664	     100.0


	Because of the interdependence of various activities and departments of the Registrant's business, and the arbitrary assumptions involved in allocating overhead, including administrative, communications and securities processing expenses, it is not possible to state the percentage contribution to net income of each aspect of the Registrant's operation.

Institutional Business

	During the three years ended July 31, 1994, approximately 32% of the Registrant's total consolidated revenues were derived from institutional clients. M.K. & Co. institutional clients include mutual funds, commercial banks, thrift institutions, insurance companies, pension funds and private money managers.
Most of these clients are located in the United States; however, some are located abroad, principally in the United Kingdom and Canada. In the fiscal year ended July 31, 1994, no single institutional client accounted for more than 2% of the Registrant's total revenues. M.K. & Co. institutional clients purchase or sell fixed income and equity securities primarily in large dollar amounts; transactions in these securities are usually executed for these clients on a principal basis. See
PRINCIPAL TRANSACTIONS. M.K. & CO. also provides other services, including research, to its institutional clients.

	For the fiscal years ended July 31, 1994, 1993, and 1992, institutional revenues and percentages of total revenues were $72,774,000 (31%), $66,748,000 (32%) and $62,315,000 (34%)
respectively.

 Retail Business

	During each of the three years ended July 31, 1994, approximately 41% of the Registrant's total revenues were derived from transactions with retail (individual) customers. For the fiscal years ended July 31, 1994, 1993, and 1992, such revenues of total consolidated revenues were $95,576,000, $86,001,000 and $74,219,000 respectively.



Retail commissions are charged on both exchange and over-the-counter transactions in accordance with a schedule which M.K. & Co. has formulated. In certain cases, discounts from the schedule are granted to retail customers, generally on large trades or to active customers. In addition to acting as a broker/dealer for its retail customers, M.K. & Co. supplies them with equity and fixed income research, conducts seminars and makes available personal financial planning services.

	Transactions in securities may be executed on either a cash or margin basis. As a service to its retail customers, M.K. & Co.
provides margin accounts which allow the customer to pay less than the full cost of a security purchased, the balance of the purchase price being provided by M.K. & Co. as a loan secured by the securities purchased. The amount of the loan is subject to the margin requirements (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and M.K. & Co. internal policies, which in some instances are more stringent than Regulation T or exchange requirements. In permitting customers to purchase securities on margin, M.K. &
Co. bears the risk of a market decline which could reduce the value of its collateral below the customers' indebtedness.
Interest charged on customer margin accounts represented approximately 4.7% of total revenues in fiscal 1994.

Principal Transactions

	M.K. & Co. trades for its own account in corporate and tax-exempt securities and U.S. government, agency and guaranteed securities. Most of these transactions are entered into in order to facilitate the execution of customers' orders to buy or sell these securities. In addition, it trades certain equity securities in order to "make a market" in these securities. As of July 31, 1994, the Registrant made a market in common stock or other equity securities of approximately 113 corporations, the majority of which are stocks followed by its research department.

M.K. & Co. trading activities require the commitment of capital. All principal transactions place the Registrant's capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. The following table sets forth for the year ended July 31, 1994, the highest, lowest and average month-end inventories (including the aggregate of both long and short positions) for the types of securities in which M.K. & Co. acts as principal:


         				Highest 	Lowest  		Average

			     		Inventory	Inventory		Inventory


Common stocks			$28,521,215	 $10,907,806		$18,908,357

Corporate debt securities		  36,247,759	    9,603,462
16,434,438

Tax-exempt securities			  71,100,576	  30,094,970		  46,459,207

U.S. government, agency,

and  guaranteed securities		308,516,743	  98,902,589		176,756,998




The following table sets forth the composition of revenues from principal transactions:



			                                 Year Ended July 31


				1994     			1993     	       1992

			 	Amount 	 %  	 Amount 	  %  	 Amount	%

Common stock		$27,055,067	30	$27,272,840	26	$21,199,105	24

Corporate debt sec.		   6,486,202	  7	    7,131,304	  7
6,961,973	  8

Tax-exempt securities		   4,135,366	16	  17,432,459	17
12,037,414	14

U.S. government, agency

and guaranteed  securities	 41,746,006	47	  51,296,548	50
48,587,900	54

Total				$89,422,641  100      $103,133,151  100	$88,786,392  100


	M.K. & Co. participates in selling groups organized to distribute new issues of securities of the Federal Home Loan Bank, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Farm Credit Bank and the Student Loan Mortgage Association. The following table sets forth selling group participations of M.K. & Co. in distributions of agency securities:



	Year Ended			 Number		      Amount of

	  July 31  			Issues		   	      Participations




		1994			  70				$566,630,000

		1993			  81				  690,705,000

		1992			  99				  963,215,000

		1991			102				  707,850,000

		1990			  98				  679,730,000


Repurchase Transactions

M.K. & Co. engages in repurchase transactions primarily to facilitate the sale of U.S. government, agency and guaranteed securities. A repurchase transaction is the sale of a security coupled with an agreement by the seller to repurchase the security at the sale price. A reverse repurchase transaction is the purchase of the security with an agreement to resell it. M.K. & Co. repurchase transactions are generally matched in order to minimize the risk of loss due to fluctuation in the underlying securities prices. In a matched repurchase transaction, M.K. & Co. will simultaneously engage in a repurchase transaction and a reverse repurchase transaction covering the same security. The other party to a matched repurchase agreement looks to M.K. & Co. for delivery of the securities or repurchase of the securities, as the case may be. M.K. & Co. takes a risk that it will be obligated to perform whether or not the other party performs. M.K. & Co. attempts to minimize this risk by dealing with those deemed credit worthy.

	Although repurchase transactions are structured as sales, courts recently have treated them as financing transactions, that is, loans collateralized by securities. Because of this uncertain nature of the transaction, it is M.K. & Co.'s practice to take steps to perfect a security interest in the securities to protect itself if a transaction were deemed a loan. In repurchase transactions M.K. & Co. bears the risk that the other party to the transaction will fail to perform its obligation to repurchase the securities (repay the loan) or to deliver the securities purchased (return the collateral). In such event, M.K. & Co. could incur a loss equal to the difference between the price to be paid for the securities and their market value at the repurchase date. If the transaction is deemed to be a loan and should M.K. & Co. fail to take possession of the securities acquired by it in such a transaction, or otherwise fail to perfect a security interest in them, the loss could be equal to the full repurchase price.

Concentrations of Credit Risk

	As a securities broker/dealer, M.K. & Co. is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments, institutional and retail (individual) investors. A substantial portion of M.K. & Co. transactions are collateralized and are executed with and on behalf of institutional investors including other broker/dealers, commercial banks, insurance companies, pension plans, mutual funds and other financial institutions.
M.K. & Co.'s exposure to credit risk associated with the non-performance of these customers in fulfilling their contractual obligations pursuant to securities and commodities transactions, can be directly impacted by volatile trading markets which may impair the customers' ability to perform.
M.K. & Co. principal activities are also subject to the risk of counterpart non-performance.

	In connection with these activities, particularly in U.S. government and agency securities, M.K. & Co. enters into collateralized reverse repurchase and repurchase agreements, securities lending arrangements and certain other secured transactions which may result in significant credit exposure in the event the counterparty to the transaction was unable to fulfill their contractual obligations. In accordance with industry practice, repurchase agreements and securities borrowing arrangements are generally collateralized by cash or securities with a market value in excess of the obligation under the contract. M.K. & Co. attempts to minimize credit risk associated with these activities by monitoring customer credit exposure and collateral values on a daily basis and requiring additional collateral to be deposited when necessary. M.K. &
Co. participates in the trading of some derivative securities for its customers which is not a major portion of its business.

 Investment Banking

	M.K. & Co. participates in corporate and tax-exempt securities distributions as a member of an underwriting syndicate or a member of a selling group. Tax-exempt securities are obligations issued by state and municipal governments, hospitals, public utility systems and industrial development authorities. M.K. & Co. underwriting activities, together with its selling group participations, are important as a source of securities for sale to its customers. The following table sets forth corporate and tax-exempt underwriting syndicate participations of the subsidiary:



			CORPORATE	       			TAX-EXEMPT

Year Ended		Number of	  Amount of	Number of		  Amount of

   July 31  		 Issues  	Participations	 Issues  		Participations
  1994		  	    330		$774,651,373	   159   		$312,056,000

  1993			    307	 	  596,588,928	   168   		  430,272,000

  1992		  	    245	 	  547,846,000	   162   		  341,310,000

  1991		  	    126	 	  214,325,000	   149   		  195,578,000

  1990		  	    149	 	  187,539,000	   118   		  181,265,000


Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. A participant may incur losses if it is unable to resell the securities it has committed to purchase, or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, under federal securities laws, other statutes and court decisions, a participant may be subject to substantial liability for material misstatements or omissions in prospectuses and other communications with respect to such offerings. Further, underwriting commitments involve a charge against net capital and the ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule. See Note 10 - Regulatory Requirements - on page 21 of the 1994 Annual Report to Shareholders.

In addition to its underwriting and selling group activities, M.K. & Co. engages in structuring, managing and marketing private offerings of corporate and tax-exempt securities, and assists in arranging mergers, acquisitions, divestitures and venture capital financing. M.K. & Co. provides valuation and financial consulting services for gift and estate tax purposes, employee stock ownership trusts, mergers, acquisitions, stock purchase agreements and other corporate purposes, as well as valuations for private companies in the process of going public. Other services include long-range financial planning, financial public relations and cash management services. The Registrant's subsidiary, Merchant Banking, Inc. which serves as a general partner in a limited partnership, Morgan Keegan Merchant Banking Fund Limited Partnership, which currently has approximately $5,000,000 in assets and is engaged in merchant banking activities.

Other Products

	M.K. & Co. offers special products, including insurance products and interests in various tax advantaged investments. Such tax advantaged investments are generally in the form of limited partnership interests in real estate, oil drilling, or similar ventures. Neither the Registrant nor the broker/dealer acts as the general partner for such partnerships. Morgan Keegan Managed Futures, Inc., a wholly-owned subsidiary of the Registrant, act as general partner to the Southern Capital Enhanced Equity Fund Limited Partnership, (the "Fund"), an investment limited partnership. The Fund seeks substantial capital appreciation through investing approximately 80% of its assets in growth stocks and the remaining assets in a stock index futures trading program.

	M.K. & Co. is a distributor of shares of Bedford Money Market Fund, a money market mutual fund whose shares are sold without a sales charge. The fund is managed by Provident Institutional Management Corporation. M.K. & Co. also sells shares in unit investment trusts which hold portfolios of tax-exempt bonds, and as a service to its customers, offers shares of various mutual funds including those of Southern Capital Fund. This fund, which invests primarily in equity securities of companies located in the southern United States, is a mutual fund managed by Morgan Asset Management, Inc., a subsidiary of the Registrant, and is solely distributed by M.K. & Co. Also, M.K.
& Co. acts as a broker in the purchase and sale of put and call options on the CBOE, AMEX and other exchanges.

Research Services

	M.K. & Co.'s research services include the review and analysis of the economy, general market conditions, industries and specific companies; recommendation of specific action with regard to industries and specific companies; review of customer portfolios; furnishing of information to retail and institutional customers; and responses to inquiries from customers and account executives. These services are made available generally without charge to customers.

 Administration and Operations

	Administrative and operations personnel are responsible for the execution of orders; processing of securities transactions;
receipt, identification and delivery of funds and securities;
internal financial control; accounting functions; office services; custody of customers' securities; and compliance with regulatory requirements.

	There is considerable fluctuation in the volume of transactions which a securities firm must handle. In the past, when the volume of trading in securities reached record levels, the securities industry experienced serious operating problems.
M.K. & Co. has never experienced any significant operating difficulties, even during periods of exceptionally heavy trading. There is, however, no assurance that heavy trading volume in the future will not result in clearing and processing difficulties.



The following table sets forth high, low and average monthly purchase and sale transactions processed by M.K. & Co:



	Year Ended				          Number of Transactions

	 July 31  			High 		   Low  			Average


	  1994				56,859		  38,457			43,340

	  1993				43,544		  28,358			36,584

	  1992				40,019		  24,847			31,344

	  1991				29,898		  15,925			22,894

	  1990				23,072		  16,027			19,314

M.K. & Co. uses its own electronic data processing equipment to process orders and floor reports, transmit execution reports to its branches, and record all data pertinent to trades. It also clears its own securities transactions.

	M.K. & Co. believes that its internal controls and safeguards against securities theft, including use of depositories and periodic securities counts, are adequate. As required by the NYSE and certain other authorities, M.K. & Co. carries fidelity bonds covering any loss or theft of securities, as well as embezzlement and forgery. The amount of such bonds, which provide total coverage of $15,000,000 (with $500,000 deductible provision per incident) is considered adequate.

	M.K. & Co. posts its books and records daily and believes they are accurate. Periodic reviews of certain controls are conducted, and administrative and operations personnel meet frequently with management to review operational conditions in the firm. Operations personnel monitor day to day operations to assure compliance with applicable laws, rules and regulations.

Employees

	As of July 31, 1994, the M.K. & Co. had 1,218 employees, 492 of whom were account executives, 536 of whom were engaged in other service areas, including trading, research and investment banking, and 190 of whom were employed in accounting, clearing and processing, management and other activities.

In large part, the Registrant's future success is dependent upon its subsidiary's continuing ability to hire, train and retain qualified account executives. During the fiscal year ended July 31, 1994, M.K. & Co. hired 107 account executives for a net increase of 54 over the beginning of the fiscal year. M.K. & Co. trains new account executives who are required to take examinations given by the NYSE, the NASD and certain state securities regulators in order to be registered and qualified. M.K. & Co. also provides continuing training programs for account executives. Competition is intense among securities firms for account executives with good sales production records.

	M.K. & Co. considers its employee relations to be good and considers compensation and employee benefits offered which include medical, life and disability insurance, 401-K retirement plan and a discounted stock purchase plan, to be competitive with those offered by other securities firms.

Regulation

	The securities industry in the United States is subject to extensive regulation under federal and state laws. The SEC is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker/dealers, however, has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges.
These self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker/dealers.
Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. M.K. & Co. is registered in 50 states.

	The regulations to which broker/dealers are subject cover all aspects of the securities business, including sales methods, trade practices among broker/dealers, capital structure of securities firms, uses and safekeeping of customers' funds and securities, recordkeeping, and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and by self-regulatory organizations, or changes in interpretation or enforcement of existing laws and rules, often affect directly the method of operation and profitability of broker/dealers. The SEC and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fines, suspension or expulsion of a broker/dealer, its officers or employees. The principal purpose of regulation and discipline of broker/dealers is the protection of customer and the securities market rather than the protection of creditors and stockholders of broker/dealers.

	One of the most important regulations with which the Registrant's broker/dealer subsidiary must continually comply is the "net capital rule" of the Securities and Exchange Commission and a similar rule of the New York Stock Exchange. These rules, under the alternative method, prohibit a broker/dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit balances arising from customer transactions; in addition, restrictions may be imposed on the operations of a broker/dealer if its net capital is less than 5% of aggregate debit items. At July 31, 1994, the Registrant's subsidiary's net capital was 45% of aggregate debit items. See Note 10 - Regulatory Requirements - page 21 of Notes to Consolidated Financial Statements of the 1994 Annual Report to Shareholders.

	The laws, rules and regulations of the various federal, state and other regulatory bodies to which the business of the Registrant is subject are constantly changing. While management believes that it is currently in compliance in all material respects with all laws, rules and regulations applicable to its business, it cannot predict what effect any such changes might have.

 Item 2.  PROPERTIES

	The Registrant's headquarters occupy approximately 108,000 square feet in Morgan Keegan Tower in Memphis, Tennessee. All of the Registrant's offices are leased. See Note 4 - Leases on page 18 of Notes to Consolidated Financial Statements of the 1994 Annual Report to Shareholders.

Item 3.  LEGAL PROCEEDINGS

	On August 31, 1994, the Court in In Re Taxable Municipal Bond Securities Litigation, MDL 863 ("the MDL") gave tentative approval to a class settlement of $21.2 million to be paid by the Underwriters in all taxable bond syndicates involved in the MDL and certain other defendants. The MDL was previously described in prior Form 10-Q and Form 10-K SEC filings. The Registrant's broker/dealer subsidiary, Morgan Keegan & Company,
Inc. ("M.K. & Co."), is responsible for a small percentage of the settlement, and while the settlement is subject to a number of pre-conditions, including final approval by the Court, management is of the opinion that the litigation will be effectively settled and that such a settlement will have no material adverse effect on M.K. & Co.'s results of operations or financial condition. In the event a settlement is not achieved, management is of the opinion that it has meritorious defenses and has advised its counsel to vigorously defend all claims arising from the MDL.

	In addition to the matters described above, M.K. & Co. is subject to various claims incidental to its securities business. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that it has meritorious defenses and has instructed its counsel to vigorously defend such lawsuits and claims, and that liability, if any, resulting from all litigation will have no material adverse effect on the Registrant's consolidated financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report.

	PART II



Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED

 SHAREHOLDER MATTERS

	The information required by this item is incorporated herein by reference to Note 12 - Quarterly Results of Operations
(Unaudited) - on page 22 of the 1994 Annual Report to
Shareholders, a copy of which is enclosed.

Item 6.  SELECTED FINANCIAL DATA

	The information required by this item is incorporated herein by reference to the Ten Year Financial Summary on pages 10 and 11 and Additional Financial Information (Unaudited) on page 13 of the 1994 Annual Report to Shareholders, a copy of this is enclosed.

Item 7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND  RESULTS  OF  OPERATIONS

	The information required by this item is incorporated herein by reference to page 12 of the 1994 Annual Report to Shareholders, a copy of which is enclosed.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	The information required by this item is incorporated herein be reference to pages 14 through 23 of the 1994 Annual Report to Shareholders, a copy of which is enclosed.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	There were no disagreements on accounting and financial disclosure.



PART III

 Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 240.14a
(6)(c) on October 11, 1994 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 22, 1994.

 Item 11.  EXECUTIVE COMPENSATION

	The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 240.14a
(6)(c) on October 11, 1994 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 22, 1994.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

   MANAGEMENT

	The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 240.14a
(6)(c) on October 11, 1994 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 22, 1994.

 Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 240.14a
(6)(c) on October 11, 1994 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 22, 1994.



PART IV

 Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

 (a)  List of Financial Statements, Financial Statement
Schedules and Exhibits

	(1) The following consolidated financial statements of the Registrant and its subsidiaries, included in the 1994 Annual
Report to Shareholders are incorporated by reference in Item 8:



Consolidated Statements of Financial Condition        July 31,
1994 and 1993

Consolidated Statements of Income			Years ended July 31, 1994,

							1993, and 1992

Consolidated Statements of Stockholders' Equity      Years ended
July 31, 1994,

							1993, and 1992

Consolidated Statements of Cash Flows		Years ended July 31, 1994,

							1993, and 1992

Notes to Consolidated Financial Statements

	(2)	The following consolidated financial statement schedules of
Morgan Keegan, Inc. and subsidiaries are included in Item 14 (d):

		Schedule I  -   Marketable Securities and Other Investments

		Schedule III -  Condensed Financial Statements of Registrant

		Schedule IX  -  Short Term Borrowings

		Schedule X   -  Supplementary Income Statement Information

	All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



(3)	The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

		Exhibit 3 - Articles of Incorporation filed as Exhibits B & C and Bylaws to Proxy Statement.

		Exhibit 11 - Statement re:  Computation of Per Share
Earnings	Page 22

		Exhibit 13 - Annual Report to Shareholders*

		Exhibit 22 - List of Subsidiaries of Registrant*

		Exhibit 23 - Consent of Independent Auditors			Page 23



*Certain portions of the Annual Report to Shareholders are incorporated herein by reference; the Annual Report to Shareholders is not to be deemed filed as a part of this Annual
Report on Form 10-K.

(b)	No reports on Form 8-K were filed during the fourth quarter
of the year ended July 31, 1994.

(c)	Exhibits - The response to this portion of Item 14 is
submitted as a separate section of this report.

(d)	Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					MORGAN KEEGAN, INC.

					        (REGISTRANT)



				BY  /S/ ALLEN B. MORGAN, JR.

					  Allen B. Morgan, Jr.

					   	Chairman

					Date:  October 26, 1994

	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE				TITLE					DATE

 /S/  ALLEN B. MORGAN, JR.

	 Allen B. Morgan, Jr.		Chairman and Director		October 26, 1994



/S/  WILLIAM W. DEUPREE, JR.

	William W. Deupree, Jr.		President			October 26, 1994



/S/  JOHN W. STOKES, JR.

	John W. Stokes, Jr.		Vice President and Director		October 26,
1994



/S/  JOSEPH C. WELLER

	Joseph C. Weller		Secretary/Treasurer and Director	October 26,
1994



/S/  KENNETH F. CLARK, JR.

	Kenneth F. Clark, Jr.			Director			October 26, 1994



/S/  JAMES E. HARWOOD, III

	James E. Harwood, III		Director			October 26, 1994


Schedule I

Marketable Securities and Other Investments

Morgan Keegan, Inc. and Subsidiaries

July 31, 1994



                                          				Amount at which
                                    								Each Portfolio of
                      					Number of Shares       	Equity
Securities &                         					or Units-Principal
  	Market Value of      Each Other Issue Name of Issuer and
Title        Amount of Bonds  Cost of       Each Issue
at		Carried in the     of Each Issue                	        and
Notes    Each Issue(1)Bal. Sheet Date     Balance Sheet(2)

MARKETABLE  SECURITIES

Stocks                        		106,591
		($12,661,197)             ($12,661,197)

State and municipal

	obligations (3)		      52,522,000 		   42,698,588
  42,698,588

U.S. government obligations         90,828,282
91,082,661                  91,082,661

Corporate bonds                	        8,237,200
8,040,512                    8,040,512

Commercial paper & bankers'

acceptances                			   6,000               		5,941
         	 5,941                         	        ______________
             _______________             ____________
              		     151,700,073             	  129,166,505
         129,166,505

 OTHER  INVESTMENTS

Stocks (4)                 			     N/A
2,416,777                  2,416,777
      _____________                 ______________
_____________           TOTAL
151,700,073                	$131,583,282
$131,583,282




(1)  Securities are marked to market each month.

(2) Amounts net of securities sold, not yet purchased in the amount of $35,985,006.

(3) Municipal obligations include an issue with a par value of $12,700,000 which has been written down to a fair market value of $5,715,000 at July 31, 1994 as determined by management.

(4) Market value quotations not available; represents market value at July 31, 1994 as determined by management.



Schedule III

Condensed Financial Statements of Registrant

Morgan Keegan, Inc.


Condensed Balance Sheets
            July 31


ASSETS                                         				      1994
 		  1993

     	Cash                                    				     $1,000
               $1,000

	Securities owned
     1,767,365    	       1,370,889

	Furniture, equipment and leasehold improvements

	  less allowances for depreciation and amortization

	  ($7,261,972  at July 31, 1994,  $5,962,978  at

	  July 31, 1993)          					5,575,852      	     5,385,361

      	Investments in subsidiaries (a)
   128,761,416    	  107,845,791      		Intercompany (a)
                             				     3,916,764      		Other
assets                                       		2,908,830
      271,667           Total Assets
			      $139,014,463   	$118,791,472


LIABILITIES

     	Commercial paper
$10,593,126    	$12,456,817      		Intercompany (a)
              			3,056,619



STOCKHOLDERS' EQUITY

     	Common Stock                                 			8,565,006
   	   8,919,995      		Additional paid-in-capital
                  	5,522,052      	 13,941,237      		Retained
earnings                               	        111,277,660
   83,473,423
					      $125,364,718     $106,334,655           Total
Liabilities and Stockholders' Equity
$139,014,463     $118,791,472








Condensed Income Statements
Year Ended July 31

			                                       1994              1993
      	1992


Rental income                            		$1,881,486
$1,522,033      $1,252,844

Interest income                              		  4,198,859
 145,582          267,561

Capital gain                             		  2,248,375

Depreciation                             		 (1,881,486)
(1,522,033)     (1,252,844)

Other                                    			         6,636
 608,160          (27,469)

Income taxes                             		    (915,000)
(300,000)          (97,000)

Income from subsidiaries                     	 26,302,292
30,247,874     25,647,784

                                   		       ____________
____________   ___________

Net income                            			 $31,841,162
$30,701,616      $25,790,876


     (a)  Eliminated in consolidation See accompanying notes.



Schedule III - Continued

Condensed Financial Statements of Registrant

Morgan Keegan, Inc.




Condensed Statement of Cash Flows

Year Ended July 31

           					   	1994          	   1993             1992

Cash Flows From Operating Activities

     Operations (net income)                    $31,841,162
 $30,701,616        $25,790,876       	      Less:  Income from
subsidiaries   	      (26,302,292)       (30,247,874)
(25,647,784)      	      Amortization of restricted stock
    1,580,000        	     822,000             995,000
  Depreciation expense              	          1,881,486
 1,522,033           1,252,844       	      Decrease (increase)
in other assets        (2,637,163)      	       20,000
 (291,667)      	      Decrease (increase) in intercompany


      	receivable                        	           6,973,383
  	   1,726,710         13,734,041       	      Increase from
operating activities         13,336,576           4,544,485
  15,833,310

Cash Flows from Financing Activities

     Proceeds from sale or issuance of

	common stock                   		6,423,212       	   1,453,690
         957,239       	     Payments of commercial paper
     (1,863,691)     	    (523,552)     (12,135,426)
Dividends paid                    	         (4,036,925)
(2,937,420)      (1,822,612)                  Retirement of
Common Stock              (16,777,386)      	     (395,695)
   (66,775)      	     Decrease from financing activities
(16,254,790)       	  (2,402,977)    (13,067,574)

Cash Flows From Investing Activities

     (Increase) decrease in securities owned    (396,476)
(302,000)           104,291       	     (Increase) decrease in
investment in

	subsidiaries                   	          5,386,667
1,057,338       (1,443,709)      	     Purchase of furniture,
equipment and

	leasehold improvements                 (2,071,977)
(2,896,846)     (1,426,318)                  (Increase) decrease
from investing

	activities     			         2,918,214   	    (2,141,508)
(2,765,736)      	      Increase in cash
    0       		       0       	     0

          CASH AT BEGINNING OF YEAR       1,000          		1,000
           1,000           	          CASH AT END OF YEAR
   	  $1,000       	          $1,000           $1,000






See accompanying notes.



Schedule IX Short-Term Borrowings

Morgan Keegan, Inc. and Subsidiaries


				                  Weighted

					       Average

				Balance      Int. Rate           				Weighted Category of
Aggregate  	at End of    at End of     Maximum  Average Amt.
Average Short-Term Borrowings    	  Period         Period
Outstanding  Outstanding     Interest Rate
                                      Year ended July 31, 1994:



Short-term Borrowings(1)	$16,500,000   5.00%      $209,951,274
    $67,957,244     3.82% Commercial Paper  (2)  	  10,593,126
3.38%          13,555,000 	 11,767,083    3.38%



Year ended July 31, 1993:

Short-term Borrowings (1)	$68,105,000    4.04%      $183,500,082
      $87,021,599     3.98% Commercial Paper (2)   	  12,456,817
   3.38%         16,420,000 	 12,182,167     3.53%



Year ended July 31, 1992:

Short-term Borrowings (1)	$67,509,000  	4.62%      $207,490,977
     $78,826,906     5.21% Commercial Paper (2)   	  12,980,369
 4.00%         24,231,127 	  16,073,728     4.80%




(1) Short-term borrowings represent borrowings under a line of credit arrangement that has no termination date but is reviewed annually.

(2) Commercial paper matures generally less than six months from date of issue with no provisions for the extension of its maturity.

(3) The average amount outstanding was computed by dividing the total of daily outstanding principal balances by 365 days.



Schedule X

Supplementary Income Statement Information

Morgan Keegan, Inc. and Subsidiaries


		                                          Charged to Costs and
Expenses


           Year Ended July 31

                      			    	 1994          		1993

	1992


Depreciation and amortization

of intangible assets, pre-operating

costs and similar deferrals       	$3,321,066
$2,543,665               $2,165,079


All other captions as required by Schedule X are either less than 1% of total revenues or are furnished in the Consolidated
Statements of Income.




EXHIBIT II - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS


						     	    Year Ended July 31

						   1994   		1993   	   	1992


PRIMARY

Average shares outstanding			14,481,965  14,097,063
13,761,296

Net effect of dilutive stock options -

  based on the treasury stock method

  using average market price.			      42,609	        47,743
   56,643

     TOTAL				           14,524,574 14,144,806	  13,817,939



 Net income				         $31,841,162     $30,701,616	$25,790,876

 Per share amount				        $2.19	         $2.17
$1.87



FULLY DILUTED

Average shares outstanding		        14,481,965 	14,097,063	13,761,296

Net effect of dilutive stock options -

  based on the treasury stock method

  using the year-end market price,  if

  higher than average market price.		     42,609	      47,743
    56,643

     TOTAL				          14,524,574      14,144,806	  13,817,939

 Net income				        $31,841,162    $30,701,616	$25,790,876

 Per share amount				       $2.19	       $2.17
$1.87

	EXHIBIT 23  -  CONSENT OF INDEPENDENT AUDITORS



	We consent to the incorporation by reference in this Annual Report (Form 10-K) of Morgan Keegan, Inc. of our report dated
September 9, 1994, included in the 1994 Annual Report to
Shareholders of Morgan Keegan, Inc.

	Our audit also included the financial statement schedules of Morgan Keegan, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-16982) pertaining to the 1985 Restricted Stock and Stock Option Plan and in the Registration Statement (Form S-8 No. 33-32974) pertaining to the Employee Stock Purchase Plan of Morgan Keegan, Inc. and in the related Prospectuses of our report dated September 9, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of Morgan Keegan, Inc.



                    						/S/ERNST & YOUNG LLP





 Memphis, Tennessee

 October 26, 1994


EXHIBIT 13 - ANNUAL REPORT TO SHAREHOLDERS



Ten Year Financial Summary

Morgan Keegan, Inc. and Subsidiaries

         					(In thousands, except per share amounts)		Years
ended July 31		    1994	1993		1992		1991		1990




Revenues

Commissions

  Listed Securities		 $22,748 	$20,457 	$18,378 	$13,143
$14,444    Over-the-counter		  10,076 	  10,159 	    9,041
5,347 	1,745    Options			    1,990 	    1,927 	    2,089
2,143 	2,180    Other				  11,723 	  11,196 	    7,632 	   4,824
        4,434

				  46,537 	  43,739 	  37,140 	 25,448         22,803
Principal transactions:

  Corporate securities		  33,541 	  34,404 	  28,161 	 16,554
  11,808       Municipal securities		  14,135 	  17,432
12,037           10,730           7,445  U.S. government
securities	  41,746 	  51,297 	  48,588 	 30,279        18,478

				  89,422 	103,133 	  88,786 	 57,563        37,731
Investment banking:

  Corporate securities		  32,850 	  15,760 	  16,730 	  4,836
    2,947       Municipal securities		    4,059 	    3,947
3,960 	                376 	          159      Underwriting
management

      and other fees		  18,923 	    9,571 	    9,862 	 5,436
      3,926

				  55,832 	  29,278 	  30,552         10,648 	         7,032
Interest:

  Interest on margin balances	  10,824 	   7,047 	    5,941
4,867	          5,521       Interest on securities owned
14,070 	 12,627 	  12,709          12,490 	        10,769

				  24,894 	 19,674 	  18,650 	17,357         16,290
Other				  15,035 	 13,371 	    7,536 	  5,501           5,152

			          $231,720       $209,195          $182,664
$116,517 	      $89,008

Expenses

Compensation		          $125,205       $109,748 	$94,348
$61,265 	     $48,243  Floor brokerage and clearance    3,875
5,296 	    4,571 	  3,751          3,749  Communications
13,852 	12,012 	    9,791 	  8,764          8,436  Travel and
promotional	    5,721 	  4,241 	    3,699 	  2,982
2,660 Occupancy and equipment

  costs				    8,320 	  8,153 	    7,557 	  8,194          7,789
Interest			  14,393 	11,185 	  12,562 	12,953        12,591
Taxes, other than income taxes   4,972 	  4,199 	    3,823
3,116          2,682  Other operating expenses	     3,741
4,659 	    4,122 	  3,288          3,308

				$180,079     $159,493          $140,473       $104,313
$89,458  Income (loss) before

  income taxes			   51,641 	49,702 	  42,191 	12,204
(450)

Income tax expense (credit)	   19,800 	19,000 	  16,400 	  4,500
        (475)

Net income			  $31,841      $30,702 		 $25,791     	$7,704
    $25

Per Share Data*

Net income			     $2.19 	 $2.17 		    $1.87 	 $0.57 		$0.01
Book value			     $9.15 	 $7.45 		    $5.51 	  $3.75 	$3.21
Other Data (at year end):

Total assets			$571,009     $527,084          $434,448
$304,445       $236,991  Stockholders equity		$125,365
$106,335 	$76,690        $50,837 	       $44,888  Common shares
outstanding*	    13,704 	14,272 	  13,929 	13,558
13,973




*Adjusted for a three-for-two stock split in April, 1986, a
four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, and a three-for-two stock split in
June, 1993.


Ten Year Financial Summary

Morgan Keegan, Inc. and Subsidiaries

         					(In thousands, except per share amounts)

Years ended July 31		    1989	1988		1987		1986		1985


Revenues

Commissions

  Listed Securities		$13,675       $12,901 	        $10,829
     $7,073          $5,514      Over-the-counter		   1,848
   2,088 	           2,313 	 	 1,440 	          1,185
Options			   2,339 	2,509 		2,564 		 2,030 	          1,345
Other				   4,192 	3,943 	 	6,714 		  6,001           3,569

				 22,054          21,441 	          22,420 		16,544
11,613  Principal transactions:

  Corporate securities		14,369           15,421
17,723 		14,430         10,432      Municipal securities
5,993		6,401 	 	 4,550 		  7,428           6,625     U.S.
government securities	14,707           14,829 	          19,927
            17,591         17,072

				35,069           36,651 	          42,200 		 39,449
34,129  Investment banking:

  Corporate securities		  3,461 	2,225 		 8,152 		  3,923
       95    Municipal securities		     213 	     19 		    394
    314             358    Underwriting management

    and other fees	 	  4,057            3,302
5,267 		   3,835 	 935

				  7,731 	5,546 		13,813 	   8,072         1,388
Interest:

  Interest on margin balances	  5,698 	5,406 	 	 4,753
3,497 	2,548   Interest on securities owned	  6,129 	3,407
2,307 		    1,681 	1,410

			           11,827 		8,813 		  7,060 	    5,178 	3,958
Other				 2,750 		1,105  	   	     902 	       567 	   249

			         $79,431 	       $73,556 	          $86,395 	 $69,810
     $51,337

Expenses

Compensation		         $43,953 	       $42,242 	         $50,119
         $40,846          $29,532 Floor brokerage and clearance
2,966            2,900 		 2,044 	              1,897
1,588

Communications		 7,996            7,366 		 6,744
5,801            4,869

Travel and promotional	  1,990 	2,649 		  3,040 	    2,009
   2,060 	Occupancy and equipment

  costs				  6,852 	5,755 		  4,645 	    3,848           2,784

Interest			  7,931 	4,620 		  3,928 	    3,113 	 2,476 	Taxes,
other than income taxes 2,326 	2,179 		  1,934 	    1,476
1,087 	 Other operating expenses	  2,330 	1,989 		  1,342
1,046 	 1,399

			          $76,344        $69,700 	          $73,796 	$60,036
     $45,795 	Income (loss) before

  income taxes			  3,087 	3,856 		12,599 	   9,774 	 5,542
Income tax expense (credit)	     715 	1,351 		  5,900 	   4,300
          2,300 	 Net income			$2,372          $2,505 		$6,699
$5,474          $3,242 	 Per Share Data*

Net income			  $0.15 	$0.15 		  $0.43 	   $0.39 	$0.23 	 Book
value			  $3.27 	$3.17 		  $3.15 	   $2.40 	$2.07  Other Data
(at year end):

Total assets		       $397,007 	      $236,209 	       $195,128
       $180,318       $100,837  Stockholders equity
$48,432 	        $49,325 	         $55,999 	          $33,889
     $28,740  Common shares

  outstanding*			14,813           15,583 		17,798 	 14,118
   13,880




*Adjusted for a three-for-two stock split in April, 1986, a
four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, and a three-for-two stock split in
June, 1993.

MANAGEMENT'S DISCUSSION AND ANALYSIS



General Business Environment. Morgan Keegan, Inc. (the "Company") operates a full service regional brokerage business through its principal subsidiary, Morgan Keegan & Company, Inc. The Company is involved in the origination, underwriting, distribution, trading and brokerage of fixed income and equity securities and also provides investment advisory services. While the Company regularly participates in the trading of some derivative securities for its customers, this trading is not a major portion of the Company's business. The Company is not involved with high yield securities, bridge loan financing, or any other ventures that management feels may not be appropriate for the Company's strategic approach.

Many factors affect the Company's revenues including changes in economic conditions, investor sentiment, the level and volatility of interest rates, inflation, political events and competition. As these factors are beyond the Company's control, and certain expenses are relatively fixed, earnings can significantly vary from year to year regardless of management's efforts to enhance revenue and control costs.

Results of Operations. For the fourth consecutive year, the Company achieved record revenues, record net earnings and record earnings per share. For fiscal 1994, the Company's revenues rose $22,525,000 or 11% to $231,720,000. The increase in revenues for fiscal 1993 was $26,531,000 or 15%. Favorable conditions in the securities industry prevailed for all of fiscal 1993 and into the third quarter of fiscal 1994. Record underwriting levels, increased commission revenues and strong trading profits prevailed during that period. In the third quarter of fiscal 1994, interest rates began to rise, depressing stock and bond prices and adversely impacting commissions and trading profits.

Investment banking revenues increased $26,554,000 or 91% which was the primary component of the increased revenues for fiscal 1994. Outstanding efforts by the investment bankers resulted in substantial investment banking revenues from underwriting stocks of companies such as real estate investment trusts which continued the strong performance through the third and fourth quarters even after the market had turned for many firms.

In fiscal 1994, revenue from principal transactions declined $13,711,000 or 13%. This followed a $14,347,000 or 16% increase in the previous year. The decline is attributed to the drop in prices resulting in lower volume and trading losses during the third quarter. Interest income increased 26% or $5,220,000 for fiscal 1994, following a $1,024,000 or 5% increase in fiscal 1993. Most of the increase stemmed from higher borrowings in customer margin accounts for the entire year. Other income increased by $1,664,000 or 12%, representing the Company's continued commitment to expand its fee based investment advisory business. The current year's increase was added to the strong base contributed in 1993 when other income increased $5,835,000 or 77%, of which a large part was generated by Cumberland Securities Company, Inc., a recent acquisition.

Operating expenses increased 13% in fiscal 1994, from $159,493,000 to $180,079,000. Approximately 75% of the increase was compensation which rose from $109,748,000 to $125,205,000 or 14%. The increase closely corresponds to the 11% increase in revenues but also includes an increase in fixed expenses due to the Capitol acquisition and the opening of several new branch offices. Floor brokerage expenses and other operating expenses declined 27% and 20% respectively due to efficiencies derived from management's continued cost cutting efforts. Other expense categories increased moderately but were primarily in line with the higher levels of volume for most of the year.

Operating expenses increased 14% in fiscal 1993, from $140,473,000 to $159,493,000. Approximately 80% of the total dollar increase was compensation, which increased from $94,348,000 to $109,748,000. The 16% increase in compensation closely corresponds to the 15% increase in revenues. Communications expense increased $2,221,000 or 23% from $9,791,000 to $12,012,000. A large part of this increase was due to the installation of a new state-of-the-art personal computer-based communication and quotation system completed near the beginning of fiscal 1993.

Earnings per share for fiscal 1994 were $2.19 per share, which was $.02 more than the $2.17 earnings for fiscal 1993. The strong market performance for the first 21/2 quarters, coupled with the entire year's investment banking performance offset the lower commissions and trading losses incurred in the last quarter and a half, allowing the Company to post a record year in spite of some difficult market conditions. It is impossible to determine how long the difficult markets might continue; however, the Company plans to build its branch office network and continue to grow for the long term.

Liquidity and Capital Resources. The Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed by the Company's equity capital, short-term bank loans, commercial paper and other payables. Changes in the amount of securities owned by the Company and customer and broker receivables affect directly the amount of the Company's financing requirements.

Total assets of the Company were $43,925,000 higher at July 31, 1994, than July 31, 1993, primarily due to increases in receivables from customers of $80,131,000 offset by decreases in securities owned of $22,114,000 and securities purchased under agreements to resell of $25,827,000. The decrease in securities owned was primarily to manage and reduce the Company's risk as of the end of the year in a difficult market.

Liabilities increased $24,895,000 from $420,749,000 to $445,644,000, primarily con-tributing to the increase in payables to customers of $63,933,000 and a decrease in securities sold under agreements to repurchase of $16,625,000.
The increase in customer payables correlated closely with customer receivables.

Cash used in financing activities increased from $1,806,000 for fiscal 1993 to $67,860,000 for fiscal 1994. The cash provided from operating activities allowed a significant reduction in the Company's short-term borrowings. Also during the year the board approved a stock repurchase plan and repurchased approximately 1,340,000 shares for $16,778,000.

Cash used in investing activities remained about the same for fiscal 1994 and 1993. The primary expenditure was the installation of the communication and quotation system as previously discussed.

During fiscal 1993, the Board of Directors authorized a three-for-two stock split. This followed two stock splits in fiscal 1992; one four-for-three, followed by a three-for-two. The splits were to allow the shareholders to participate in the outstanding years and to make the stock more attractive to investors.

The Company's broker-dealer subsidiary is subject to requirements of the Securities and

Exchange Commission and the New York Stock Exchange relating to liquidity and capital standards. It has historically operated well in excess of the minimum requirements. At July 31, 1994, the net capital of the Company's broker-dealer subsidiary exceeded the SEC's minimum requirements by more than $84,000,000, which is up from $72,000,000 at the end of last year. Continued expansion is not expected to have a significantly adverse impact on liquidity or capital. Funds available from operations and lines of credit should provide sufficient sources to meet capital needs of the foreseeable future.

Effects of Inflation. The Company's assets are primarily monetary, consisting of cash, assets convertible into cash, securities and owned and receivables. Because of their liquidity, these assets are not significantly affected by inflation. Management believes that replacement costs of furniture, equipment and leasehold improvements will not materially affect operations. However, the rate of inflation affects the Company's expenses, such as those for employee compensation and communications, which may not be readily recoverable in the price of services offered by the Company.



The table below summarizes the changes in the major categories of revenues and expenses for the past three (3) years.



(Dollars in thousands)					Increase (Decrease)				Revenues:
 1994 vs 1993               1993 vs 1992


Commissions					$ 2,798 	6%	$6,599 	18%

Principal transactions				(13,711)      (13%)	14,347
16%

Investment banking				26,554	         91%	(1,274)	          ( 4%)

Interest					  5,220	         26%	 1,024		 5%

Other						  1,664	        12%	 5,835		77%

					         $22,525	        11%     $26,531		15%

Expenses:

Compensation				       $,15,457	        14%    $15,400		16%

Floor brokerage and clearance		(1,421)	       (27%)	   725		16%

Communications				 1,840	        15%	2,221		23%

Travel and promotional			 1,480	        35%	   542		15%

Occupancy and equipment costs		   167	         2%	   596		  8%

Interest					3,208	        29%      (1,377)		(11%)

Taxes, other than income			   773	        18%	   376		 10%

Other operating expenses			 (918)	      (20%)	  537	   	 13%

					       $20,586	       13%     $19,020		 14%


Additional Financial Information (Unaudited)

Morgan Keegan, Inc. and Subsidiaries

Summary of Quarterly Results



					  First		Second		Third	       Fourth

					Quarter    	Quarter	Quarter     Quarter


Fiscal 1994

Revenues				$57,664 	$60,125 	$56,294    $57,637

Income before income taxes		  13,732 	 14,310 	 10,657
12,942

Net income				    8,432 	   8,810 	   6,657         7,942

Net income per share			      0.58 	     0.60 	     0.45 	0.56

Fiscal 1993

Revenues				$47,047 	$49,397 	$55,312     $57,439

Income before income taxes		  11,207 	  11,270 	  13,235
13,990

Net income				    6,808 	    7,170 	    8,085         8,639

Net income per share			      0.49 	      0.51 	      0.57
0.60

Fiscal 1992

Revenues				$37,923 	$48,094 	$50,837      $45,810

Income before income taxes		   7,697 	  11,126 	  12,665
10,703

Net income				   4,772 	    6,701 	    7,715          6,603

Net income per share			     0.35 	      0.49 	      0.56 	 0.47

Fiscal 1991

Revenues				$21,830 	$27,598 	$33,573       $33,516

Income (loss) before income taxes	       (18)	   1,960
5,055          5,207

Net income				        32 	   1,310 	   3,180 	3,182

Net income per share			     0.01 	     0.10 	     0.23 	  0.23

Fiscal 1990

Revenues				$23,130 	$23,693 	$18,718       $23,469

Income (loss) before income taxes	      819 	      718
(3,419)	1,432 		Net income (loss)			      629 	      533
(1,944)	   807 		Net income (loss) per share		     0.05
0.03 	    (0.13)	  0.06



Statistical Comparison of Production


				1994		1993		1992		1991		1990


Total production	  $168,350,637 $154,251,186   $136,760,330
$86,400,943 $67,155,552 	Percent change in

	production	 	 9.10%		   12.80%	    58.30%	 28.70%
12.80%	Number of tickets	          480,564 	  439,006
376,128 	273,288        229,622 	Average commissions

	per ticket		   $350 	      $351 	        $363 	    $316 	  $292

Number of investment brokers    492 		        438
409	     396 	    377 	Number of investment brokers

(over 1 yr.)			    436 		        403 	          379 	      326
  293

Total number of employees	 1,218 		     1,088 	          969
   878 	   810

Average commissions

per investment broker

(over 1 yr.)		      $346,274 		$359,817 	 $327,096     $233,328
  $185,487 Number of new

accounts opened	         25,861 		    21,451 	    25,322
17,789           16,253



CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries 			(in thousands)


July 31								    1994 		  1993


ASSETS

Cash								 $12,854  		 $14,859

Securities segregated for regulatory purposes, at market
35,701  		   38,801

Deposits with clearing organizations and others		     2,591
   2,464

Receivable from brokers and dealers and

     clearing organizations					   29,945  		  19,624

Receivable from customers					 236,764  		156,633

Securities purchased under agreements to resell		   62,811
88,638

Securities owned, at market 					 167,568  		189,682

Memberships in exchanges, at cost (market value-

      $2,310,000 at July 31, 1994; $1,924,000 at July 31, 1993)
   678 		      678

Furniture, equipment and leasehold improvements,

     (less allowances for depreciation and amortization

      $12,296,000 at July 31, 1994; $10,619,000

      at July 31, 1993) 						     9,353  		   8,159

Other assets							   12,744  		   7,546

		 					           $571,009  	         $527,084



LIABILITIES AND STOCKHOLDERS' EQUITY

Short-term borrowings		 			$16,500  		 $68,105

Commercial paper						  10,593  		  12,457

Payable to brokers and dealers and clearing organizations
13,581  		  17,500

Payable to customers						 241,141  		177,208

Customer drafts payable					  10,950  		    7,873

Securities sold under agreements to repurchase		  61,849
78,474

Securities sold, not yet purchased, at market  		  35,985
16,011

Other liabilities						  55,045  		   43,121

								445,644  		 420,749

Stockholders' equity

Common Stock, par value $.625 per share:

      authorized 25,000,000 shares; 13,704,011

      shares issued and outstanding at July 31, 1994;

      14,271,993 at July 31, 1993 				   8,565  		  8,920

Additional paid-in capital					   5,522  		 13,941

Retained earnings						111,278  		 83,474

								125,365  	           106,335

		 					          $571,009  	         $527,084


See accompanying notes.



CONSOLIDATED STATEMENTS OF CASH FLOWS

MORGAN KEEGAN, INC. and Subsidiaries 			(In thousands)


Year ended July 31						1994 		1993 		1992

CASH FLOWS FROM OPERATING
ACTIVITIES

Net income			 				$31,841	$30,702        $25,791 Adjustments to
reconcile net income to cash provided

  by operating activities:

	Depreciation and amortization			   3,321  	   2,542
2,165  	Deferred income taxes					    (958)	    (900)	  (300)

	Amortization of restricted stock			  1,580  	     822 	    995

								35,784  	 33,166           28,651

(Increase) decrease in operating assets:

Receivable from brokers and dealers and clearing

	organizations		 			          (10,321) 	  3,312  	 7,423

Receivable from customers			 	          (80,131)
(29,500)         (51,792)

Securities segregated for regulatory purposes, at market
3,100           (29,000) 	(3,500)

Deposits with clearing organizations and others		   (127)
1,704  	   (445)

Securities purchased under agreements to resell		25,827
(27,472)         (23,509)

Securities owned, at market 					22,114  	 (5,043)
(54,214)

Other assets			 				(4,240) 	    (977)	(2,095)

Increase (decrease) in operating liabilities:

Payable to brokers and dealers and clearing

	organizations		 				(3,919) 	(14,207) 	 9,474  Payable to
customers						63,933  	 69,125           32,308 Customer drafts
payable					  3,077  	   1,008  	 1,801

Securities sold under agreements to repurchase
(16,625) 	 15,908          29,006

Securities sold, not yet purchased, at market 			19,974
(16,704)           20,016

Other liabilities						11,924  	   8,295          13,934

								34,586  	(23,551)       (21,593)

	Cash provided by operating activities			70,370  	   9,615 	7,058



CASH FLOWS FROM FINANCING ACTIVITIES

Commercial paper			 			(1,864) 	(523)	      (12,136)

Issuance of Common Stock					 6,424            1,454  		 957

Retirement of Common Stock			 	         (16,778) 	(396)		 (67)

Dividends paid			 				(4,037)         (2,937) 	        (1,823)

Short-term borrowings			 	          (51,605) 	  596
10,047

	Cash used for financing activities		          (67,860)
(1,806) 	       (3,022)



CASH FLOWS FROM INVESTING ACTIVITIES

Payments for furniture, equipment and

	leasehold improvements		 		(4,515)          (4,309)
(2,632)

Proceeds from disposals of furniture, and equipment
 596

	Cash used for investing activities		           (4,515)
(4,309) 	      (2,036)

	Increase (decrease) in cash		 		(2,005) 	3,500  	        2,000

Cash at beginning of period					14,859          11,359
9,359

Cash at end of period			 		         $12,854         $14,859
$11,359


Income tax payments totaled $17,769,000 in 1994, $19,300,000 in 1993, and $14,332,000 in 1992. Interest payments totaled
$14,519,000 in 1994, $11,161,000 in 1993, and $12,719,000 in
1992.



See accompanying notes.



CONSOLIDATED STATEMENTS OF INCOME

MORGAN KEEGAN, INC. and Subsidiaries 							         					 	(In
thousands , except share amounts) 	Year ended July
31					1994		1993		1992


REVENUES

Commissions					 	$46,537  	$43,739  	$37,140

Principal transactions				   	  89,422 	103,133 	  88,786

Investment banking				   	  55,832 	  29,278 	  30,552

Interest					   	  24,894 	  19,674 	  18,650

Other						   	  15,035 	  13,371 	    7,536

						 	231,720 	209,195           182,664  EXPENSES

Compensation					 	125,205 	109,748 	  94,348

Floor brokerage and clearance		     	   3,875 	    5,296
     4,571

Communications				   	 13,852 	  12,012     	    9,791

Travel and promotional			     	   5,721 	    4,241 	    3,699

Occupancy and equipment costs		     	   8,320 	    8,153
7,557

Interest					   	 14,393 	  11,185 	  12,562

Taxes, other than income taxes 		     	   4,972 	    4,199
3,823

Other operating expenses			     	   3,741 	    4,659 	    4,122

					             	180,079 	159,493   	 140,473  Income Before
Income Taxes		    		  51,641 	  49,702 	   42,191  Income Tax
Expense				    	  19,800 	  19,000     	   16,400

Net Income					   	 $31,841  	$30,702   	  $25,791

Net Income Per Share			     		    $2.19 	   $2.17 	     $1.87
Average shares outstanding		        	       14,524,574
14,144,806       13,817,927




 See accompanying notes.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

MORGAN KEEGAN, INC. and Subsidiaries

					(In thousands, except share amounts)

				      Common	Common     Additional		  Stock-

				       Stock	   Stock          Paid-In	     Retained
holders'

				      Shares	 Amount        Capital	     Earnings	  Equity


Balance at August 1, 1991      4,519,214 	$2,825
$16,271       $31,741  	$50,837

Stock splits effected in the

  form of stock dividends        4,518,896 	  2,824 	(2,824)

Issuance of restricted stock	     95,046 	       59
(59)				Issuance of Common Stock       158,206 	       99
858			      957 Dividends paid ($.14 per share)
(1,823) 	  (1,823) Retirement of Common Stock	   (5,400)
(3)	     (64)		                  (67) Amortization of restricted
stock				    995		       	       995

Net income								       25,791 	  25,791 Balance at July 31,
1992         9,285,962 	$5,804  	$15,177    $55,709  	$76,690

Stock split effected in the

  form of stock dividend          4,643,080 	  2,901 	  (2,901)

Issuance of restricted stock	   208,834 	     131
(131)				Issuance of Common Stock	   183,749 	     115
1,339		   1,454 Dividends paid ($.22 per share)
(2,937) 	  (2,937) Retirement of Common Stock	   (49,632)
(31)	     (365)		      396 Amortization of restricted stock
822		      	      822

Net income								       30,702 	 30,702  Balance at July 31,
1993	14,271,993	$8,920  	$13,941    $83,474   $106,335
Issuance of restricted stock	     219,073          137
(137)				Issuance of Common Stock	     553,071 	    346
6,078		   6,424  Dividends paid ($.28 per share)
(4,037)       (4,037)  Retirement of Common Stock	 (1,340,126)
(838)		(15,940)		 (16,778)  Amortization of restricted stock
1,580		   	    1,580

Net income								       31,841 	   31,841  Balance at July 31,
1994 	13,704,011	$8,565  	$5,522    $111,278  	$125,365




See accompanying notes.


Notes to Consolidated Financial Statements

Morgan Keegan, Inc., and Subsidiaries

July 31, 1994



NOTE 1 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company is in one principal line of business, that of providing investment services.

Financial Assets and Liabilities: Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which because of the short-term nature of the financial instruments, approximate current fair value.

Securities Transactions: Securities transactions and related commission revenue and expense are recorded on a settlement date basis, generally the fifth business day following the transaction date, which is not materially different from a trade date basis.

Securities: Securities owned are carried at market value and unrealized gains and losses are reflected in revenues.

Investment Banking: Management fees on investment banking transactions and selling concessions are recorded on settlement date, which is not materially different from a trade date basis.
Underwriting fees are generally recorded on the date the underwriting syndicate is closed.

Furniture, Equipment and Leasehold Improvements: Furniture, equipment and leasehold improvements are carried at cost.
Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets.

Reverse Repurchase and Repurchase Agreements: Securities purchased under agreements to resell (Reverse Repurchase Agreements) and securities sold under agreements to repurchase (Repurchase Agreements) are carried at the amounts at which the securities will be subsequently resold or reacquired as specified in the respective agreements. Government securities segregated in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission relate to a Reverse Repurchase Agreement of $35,701,000 and $38,801,000 at July 31, 1994 and 1993,
respectively.

Income Taxes: The parent and its subsidiaries file a consolidated income tax return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Effective August 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated. The initial adoption of the statement did not have a material effect on financial position, results of operations, or liquidity.

Net Income Per Share: Net income per share is computed based on the weighted average number of shares outstanding including shares issuable under stock options, when dilutive. All earnings per share data included in the consolidated financial statements and notes thereto have been adjusted to give effect to all stock splits.

Accounts with Customers: Accounts with customers include amounts arising from uncompleted transactions and margin balances.
Securities which are owned by customers but held as collateral for receivables from customers are not included in the consolidated financial statements .

Restricted Stock: Amortization of restricted stock is provided on the straight-line basis over the life of the restriction which is four or five years.

NOTE 2 SHORT-TERM BORROWINGS

Short-term borrowings represent bank loans payable on demand used to finance clearance of securities and to carry customers' margin accounts. These notes bear interest at the broker loan rate, which was 5% at July 31, 1994. The notes were collateralized by securities with approximate market values as follows, in thousands.



July 31							     1994	    1993


Firm-owned securities					$55,173	$177,183

Customer-owned

securities						          0	    24,401

							$55,173	$201,584


The Company also issues its own commercial paper to investors at fluctuating interest rates (3.375% at July 31, 1994). The paper matures over various terms not to exceed nine months.



NOTE 3 SECURITIES

Securities owned consist of the following, in thousands:



July 31							    1994	    1993


U.S. government obligations				$104,210	$113,646

State and municipal obligations			    43,540	    55,302

Corporate bonds					      9,203	    10,454

Stocks							    10,599	    10,196

Bankers' acceptances					           16	           84

							$167,568	$189,682


State and municipal obligations include an issue with a par value of $12,700,000 which has been written down to an approximate fair market value of $5,715,000 at both July 31, 1994 and 1993, as deter-mined by management of the Company.



Securities sold, not yet purchased consist of the following, in thousands:





July 31							 1994		  1993


U.S. government obligations				$13,852	$11,601

State and municipal obligations			       249	      417

Corporate bonds					    1,028	   1,035

Stocks							  20,846	   2,958

Bankers' acceptances					         10

						            $35,985         $16,011


NOTE 4 LEASES

The Company leases office space, furniture and equipment under noncancelable leases expiring through 1999, with options to renew the leases for up to five years. Total rental expense for each of the years ended July 31 was as follows, in thousands:



			1994			$6,729

			1993			  6,383

			1992			  6,039


Aggregate future annual minimum rental commitments, excluding escalations, for the years ending July 31 are as follows, in thousands:



			1995			$3,923

			1996			  3,522

			1997	  		  3,252

			1998			  2,989

			1999			  2,416

			Thereafter		  5,381

					          $21,483




NOTE 5 COMMITMENTS AND CONTINGENCIES

 At July 31, 1994, the Company was obligated under commercial letters of credit of approximately $8,035,000 drawn in favor of certain clearing organizations which were collateralized by customer-owned securities of $5,409,000 and firm-owned securities of $13,270,000. These obligations normally settle through the clearance of the related securities transactions with the respective organizations.

The Company is named as one of many defendants in class action complaints that are part of the Multi-District Litigation (MDL) involving the underwriting and sale of taxable municipal bonds issued by several issuing authorities in 1986 and described in previous share holder reports. On August 31, 1994, the Court gave tentative approval to a class settlement of $21.2 million to be paid by the underwriters in all taxable bond syndicates involved in the MDL and certain other defendants. The Company is responsible for a small percentage of the settlement, and while the settlement is subject to a number of pre-conditions, including final approval by the Court, management is of the opinion that the litigation will be effectively settled and that such a settlement will have no material adverse effect on the Company's results of operations or financial condition. In the event a settlement is not achieved, management is of the opinion that it has meritorious defenses and has advised its counsel to vigorously defend all claims arising from the MDL.

In addition to the matters described above, the Company is named in various proceedings incidental to its securities business. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that it has meritorious defenses and has instructed its counsel to vigorously defend such lawsuits and claims, and that liability, if any, resulting from all litigation will have no material adverse effect on the Company's consolidated financial condition.





NOTE 6 INCOME TAX EXPENSE (CREDIT)

Significant components of the provision (credit) for income taxes are as follows at July 31, in thousands:



				Liability Method            Deferred Method

				        1994		  1993		  1992


Federal:

	Current		$17,458		$16,750	$13,500

  	Deferred		     (958)	     	    (900)	     (300)

				  16,500		  15,850	  13,200

	State			    3,300		    3,150	    3,200

				$19,800		$19,000	$16,400


The principal reasons for the difference between the effective rate and the federal statutory income tax rate for the years ended July 31 are as follows, in thousands:



				Liability Method		Deferred Method

					1994		         1993	          1992

				Amount  Percent	Amount  Percent  Amount  Percent


Federal Statutory rate applied

to pretax earnings		$18,074   35.00%	$17,396   35.00% $14,345
34.00%

State and local taxes, less

  income tax benefit		    2,145      4.20	    2,048      4.10
2,112    	5.00

Non-taxable interest, less non-

  deductible interest		     (410)    (0.80)	     (393)    (0.80)
  (246)  	(0.60)

Dividends received exclusion	       (28)    (0.10)	       (26)
(0.10)	 (41) 	(0.10)

Other - net			         19     		       (25)	 	  30    	 0.10

				$19,800   38.30%       $19,000     38.20% $16,200  38.40%


The components of the deferred tax provision (credit) for the years ended July 31 are as follows, in thousands:



						                   1994        	1993    	1992
Depreciation and other
building related items		$(324)	    $(162)	     $(96)

Deferred Compensation			  (27)	       (20)	     (235)

Restricted Stock					     (75)       (288)	      429

Non-deductible reserves	 (281)       (279)	     (261)

Trade date profit					     24	        (25)	      (84)

Insurance and benefits		 (377)       (408)

Other - net						         102	        (42)	       (53)

                 							$(958)       $(900)      $(300)




Significant components of the Company's deferred tax assets and liabilities as of July 31, 1994 are as follows, in thousands:


Deferred tax assets:

  Deferred compensation and restricted stock				$   850

  Non-deductible reserves					                   	1,339

  Insurance and benefits	                    					1,199

  Trade date profit 							                          48

  Other								                                 	    24

                                         									3,460

Deferred tax liabilities:

  Depreciation and other building related items			1,916

  Other									                                    194

								                                         	2,110

Net deferred tax assets				                      $1,350


Morgan Keegan, Inc., and Subsidiaries



NOTE 7 COMMON STOCK

The Board of Directors has reserved 3,075,000 shares for issuance under the Company's Restricted Stock and Incentive Stock Option Plans of 1983 and 1985. Under provisions of the Restricted Stock and the Incentive Stock Option Plans, benefits may be granted to key officers and employees in either, or a combination of, incentive stock options or restricted stock awards. Incentive stock options are granted at the fair market value of the stock at the time of grant. There were approximately 400,000 remaining shares available to be granted at July 31, 1994.

The Board of Directors has authorized 300,000 shares to be granted to non-employee directors in the form of incentive stock options. As of July 31, 1994, 81,000 options were outstanding at an average price of $6.94.

Employee stock option activity is summarized as follows:



						        Average

					Shares		Price	Aggregate	Exercisable


Outstanding at August 1, 1991        137,475		$3.70	$507,214

  Granted				10,800		  5.22	    56,348	1993-1996

  Exercised				84,225		  3.54	  298,224

Outstanding at July 31, 1992		64,050		  4.14	  265,338

  Exercised				18,300		  4.56	    83,402

Outstanding at July 31, 1993		45,750		  3.98	  181,936

  Granted				20,938	            12.52	  262,100	1994-1999

  Exercised				11,250		  3.27	    36,788

Outstanding at July 31, 1994		55,438	           $7.35	$407,248


The Company has approximately 800,000 shares of restricted stock included in common stock outstanding which was issued at the fair market value at the date of grant.

  Under an Employee Stock Purchase Plan, 900,000 shares have been reserved to allow employees to purchase company shares at a 15% discount, not to exceed 225,000 shares to all employees in any year. In 1992, 153,068 shares were issued under the plan, 162,450 were issued in 1993, and 176,591 were issued in 1994, leaving 183,147 shares available for future grants at July 31, 1994.



NOTE 8 REPURCHASE AND REVERSE REPURCHASE AGREEMENTS

The Company enters into sales of securities under agreements to repurchase, which substantially mature in less than 30 days, with the obligation to repurchase the securities sold reflected as a liability in the consolidated statement of financial condition. The majority of the repurchase agreements are matched with a reverse repurchase agreement.

Repurchase agreement information as of July 31, 1994 is summarized as follows, in thousands:


         					      Assets Sold	       Repurchase Liability

					Carrying	Market			      Interest

					Amount	Value	        Amount          Rate


Mortgage-backed certificates		$13,573	$13,627      $13,152
4.75%-5.00%

U.S. Treasury securities		  48,697	 48,917        48,697
4.20%-4.70%

					$62,270	$62,544     $61,849


Repurchase agreement information as of July 31, 1993 is summarized as follows, in thousands:



					Assets Sold		      Repurchase Liability

					Carrying	Market			     Interest

					Amount	Value	        Amount	        Rate


Mortgage-backed certificates		$39,645	$41,039       $39,674
2.90%-3.42%

U.S. Treasury securities		  38,800	 39,593         38,800
3.05%

					$78,445	$80,632       $78,474


The Company also enters into purchases of securities under agreements to resell (reverse repurchase agreements). The amounts advanced under these agreements represent short-term loans and are reflected as a receivable in the consolidated statement of financial condition. Securities purchased under agreements to resell are held in safekeeping in the Company's name. Should the market value of the underlying securities decrease below the amount recorded, the counterparty is required to place an equivalent amount of additional securities in safekeeping in the name of the Company.

Morgan Keegan, Inc., and Subsidiaries



NOTE 9 EMPLOYEE BENEFIT PLANS

The Company makes discretionary contributions to its 401K defined contribution plan and its profit sharing plan covering substantially all employees. The Company also has a defined retirement plan covering certain executives. Total provisions for expenses under all plans for each of the years ended July 31, 1994, 1993 and 1992 totaled $916,000, $917,000 and
$1,212,000, respectively.



NOTE 10 REGULATORY REQUIREMENTS

The Company's broker/dealer subsidiary, Morgan Keegan & Company, Inc., is subject to the Securities and Exchange Commission's
(SEC) uniform net capital rule. The subsidiary broker/dealer company has elected to operate under the alternate method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances.

  At July 31, 1994, the subsidiary had net capital of $89,849,110 which was 36% of its aggregate debit balances and $84,811,408 in excess of the 2% net capital requirement. At July 31, 1993, the subsidiary had net capital of $76,040,640 which was 45% of its aggregate debit balances and $72,623,838 in excess of the 2% net capital requirement.



NOTE 11 FINANCIAL INSTRUMENTS WITH

OFF-BALANCE SHEET RISK

In the normal course of business, the Company's activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to risk in the event the customer is unable to fulfill its contractual obligations. The Company maintains cash and margin accounts for its customers located throughout the United States but primarily in the Southeast.

  The Company, as part of its normal brokerage activities, assumes short positions on securities. The establishment of short positions exposes the Company to off-balance sheet risk in the event prices change, as the Company may be obligated to cover such positions at a loss. The Company manages its exposure to these instruments by entering into offsetting or other positions in a variety of financial instruments.

  As a securities broker/dealer, a substantial portion of the Company's transactions are collateralized. The Company's exposure to credit risk associated with nonperformance in fulfilling contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the customer's or contra party's ability to satisfy their obligations to the Company. Where considered necessary, the Company requires a deposit of additional collateral, or a reduction of securities positions. The Company has reserved $85,000 to recognize its credit risk on unsecured debits.

  In the normal course of business, the Company enters into underwriting and forward and future commitments. At July 31, 1994, the contract amount of future contracts to purchase and sell U.S. government securities was approximately $20 million and $11 million, respectively. At July 31, 1993, the contract amount of future contracts to purchase and sell U.S. government securities was approximately $46 million and $10 million, respectively. The Company typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. (Transactions relating to such commitments were subsequently settled and had no material effect on financial position.)

Morgan Keegan, Inc., and Subsidiaries



NOTE 12 QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)



(In thousands, except per share amounts)

Quarter Ended			October 31	January 31	April 30	July 31


1994:

  Revenues			$57,664	$60,125	$56,294	$57,637

  Expenses			  43,932	  45,815	  45,637	  44,695

  Income before income taxes   13,732	  14,310	  10,657	  12,942

  Net income			    8,432	    8,810	    6,657	    7,942

  Net income per share		       .58	       .60	       .45
.56

  Dividends per share		       .07	       .07      	       .07
    .07

  Stock price range:

    High				       15		  13 7/8	  13 1/4	  13 1/8

    Low				 12 1/8		  11 3/4	       12		        12



1993:

  Revenues		          $47,047		$49,397	$55,312	$57,439

  Expenses			35,840		  38,127	  42,077	  43,449

  Income before income taxes	11,207		  11,270	  13,235	  13,990

  Net income			  6,808		    7,170	    8,085	    8,639

  Net income per share		     .49		       .51	       .57
.60

  Dividends per share		     .05		       .05	       .05
.07

  Stock price range:

    High				  9 1/2 		 13 1/3		       13		        12

    Low				        8		   8 7/8		       11		  10 1/2


Report of Independent Auditors

Board of Directors

Morgan Keegan, Inc.

We have audited the accompanying consolidated statements of financial condition of Morgan Keegan, Inc. and subsidiaries as of July 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Morgan Keegan, Inc. and subsidiaries at July 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1994 in conformity with generally accepted accounting principles.



							/s/ Ernst & Young LLP

Memphis, Tennessee

September 9, 1994

EXHIBIT 22 - LIST OF SUBSIDIARIES OF REGISTRANT



Morgan Keegan & Company, Inc.

Morgan Keegan Fund Management, Inc.

Morgan Keegan Mortgage Company, Inc.

Morgan Keegan Insurance Agency of Alabama, Inc.

Morgan Keegan Insurance Agency of Arkansas, Inc.

Morgan Keegan Insurance Agency of Louisiana, Inc.

Morgan Keegan Funding Corporation

Merchant Bankers, Inc.

Morgan Asset Management, Inc.

Cumberland Securities Company, Inc.

Capitol Group, Inc.