Form 10-K/A
period 1994-07-31
MORGAN KEEGAN INC
filed 1994-11-21
CIK 729600

AMENDED

			SECURITIES AND EXCHANGE COMMISSION

				WASHINGTON, D.C. 20549

			___________________________________________

						FORM 10-K/A

		ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

			THE SECURITIES EXCHANGE ACT OF 1934

		          FOR THE FISCAL YEAR ENDED JULY 31, 1994

				COMMISSION FILE NO. 1-9015

			___________________________________________

					MORGAN KEEGAN, INC.

			(Exact name of Registrant as specified in its charter)

		_________________________________________________________

	Tennessee							62-1153850

(State or other jurisdiction of				(I.R.S. Employee Identification No.)
incorporation or organization)

Fifty Front Street
Memphis, Tennessee
38103

Registrant's telephone number, including area code: (901) 524-4100

___________________________________________________________________

	Title of each class				Name of each exchange on which registered

Common Stock, $.625 par value				New York Stock Exchange, Inc.

		Securities registered pursuant to Section 12 (g) of the Art

			Common Stock, par value $.625 per share

						(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes(x) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At October 1, 1994, the Registrant had approximately 13,557,661 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $176,249,593.

              DOCUMENTS INCORPORATED HEREIN BY REFERENCE
Portions of the Registrant's Annual Report to Shareholders for the year ended July 31, 1994, which has been furnished to the Commission pursuant to Regulation 240.14a(3)(c) are incorporated by reference into Parts I and II of this Report on Form 10-K. Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 22, 1994, which will be filed with the Commission pursuant to Regulation 240.14a(6)(c) prior to October 27, 1994, are incorporated by reference into Part III and Part IV of this Report on Form 10-K.
  -----------------------------------------------------------------
This schedule contains summary financial information extracted from the Morgan Keegan, Inc. 1994 Annual Report and is qualified in its entirety by reference to such financial statments.



[MULTIPLIER] 1000



[PERIOD-TYPE]                  	 YEAR                   YEAR

[FISCAL-YEAR-END]             	JUL-31-1994           JUL-31-1993

[PERIOD-END]                   JUL-31-1994           JUL-31-1993
[CASH]                            12854                 14859
[RECEIVABLES]                     20644                 16342
[SECURITIES-RESALE]               98512                127439
[SECURITIES-BORROWED]             11892                  5746
[INSTRUMENTS-OWNED]              167568                189682
[PP&E]                             9353                  8159
[TOTAL-ASSETS]                   571009                527084
[SHORT-TERM]                      16500                 68105
[PAYABLES]                       265605                200039
[REPOS-SOLD]                      61849                 78474
[SECURITIES-LOANED]                  67                  2542
[INSTRUMENTS-SOLD]                35985                 16011
[LONG-TERM]                 	         0                     0
[COMMON]                           8565                  8920
[PREFERRED-MANDATORY]                 0              	      0
[PREFERRED]                 	         0                     0
[OTHER-SE]                      	116800                 97415
[TOTAL-LIABILITY-AND-EQUITY]     571009                527084
[TRADING-REVENUE]                 89422                103133
[INTEREST-DIVIDENDS]              24894                 19674
[COMMISSIONS]                     46537                 43739
[INVESTMENT-BANKING-REVENUES]     55832                 29278
[FEE-REVENUE]                     15035                 13371
[INTEREST-EXPENSE]                14393                 11185
[COMPENSATION]                   125205                109748
[INCOME-PRETAX]                   51641                 49702
[INCOME-PRE-EXTRAORDINARY]        51641                 49702
[EXTRAORDINARY]                     	 0                     0
[CHANGES]                             0                     0
[NET-INCOME]                      31841                 30702
[EPS-PRIMARY]                      2.19                  2.17
[EPS-DILUTED]              	       2.19                  2.17
