Form 10-K/A
period 1994-07-31
MORGAN KEEGAN INC
filed 1994-12-14
CIK 729600

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

                            MORGAN KEEGAN, INC.
                                 REGISTRANT

                        BY /s/ Allen B. Morgan, Jr.
                              Allen B. Morgan, Jr.
                                   Chairman

Date October 26, 1994

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

/s/ Allen B. Morgan, Jr.
Allen B. Morgan, Jr.          Chairman and Director        October 26, 1994

/s/ William W. Deupree, Jr.
William W. Deupree, Jr.       President                    October 26, 1994

/s/ John W. Stokes, Jr.
John W. Stokes, Jr.           Vice President and Director  October 26, 1994

/s/ Joseph C. Weller
Joseph C. Weller              Secretary/Treasurer          October 26, 1994
                                and Director

/s/ James E. Harwood, III
James E. Harwood, III         Director                     October 26, 1994