Form 10-Q
period 1994-10-31
MORGAN KEEGAN INC
filed 1994-12-14
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 1994

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES_X_ NO___

                      APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES___ NO___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

          Class                         Outstanding at October 31, 1994
  Common Stock $.625 par value            13,533,861

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Consolidated Statements
  of Financial Condition..............October 31, 1994 and July 31, 1994

 Consolidated Statements
  of Income.................Three months ended October 31, 1994 and 1993

 Consolidated Statements of
  Cash Flows................Three months ended October 31, 1994 and 1993

 Notes to Consolidated
  Financial Statements..................................October 31, 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II. Other Information

Item 1. Legal proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures


CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries


                                                  October 31     July 31
                                                    1994           1994
                                                  (unaudited)
ASSETS
 Cash                                             $ 33,168     $ 12,854
 Securities segregated for regulatory purposes,
  at market                                         73,101       35,701
 Deposits with clearing organizations and others     7,300        2,591
 Receivable from brokers and dealers and clearing
  organizations                                     20,739       29,945
 Receivable from customers                         272,341      236,764
 Securities purchased under agreements to resell   122,727       62,811
 Securities owned, at market                       217,549      167,568
 Memberships in exchanges, at cost (market value-
  $2,164,000 at 10-31-94; $2,310,000 at 7-31-94)       719          678
 Furniture, equipment and leasehold improvements,
  (less allowances for depreciation and
  amortization $9,227,000 at 10-31-94;
  $12,296,000 at 7-31-94)                           10,410        9,353
 Other assets                                       20,922       12,744

                                                  $778,976     $571,009
LIABILITIES AND STOCKHOLDERS' EQUITY
 Short-term borrowings                            $ 91,774     $ 16,500
 Commercial paper                                    7,285       10,593
 Payable to brokers and dealers and clearing
  organizations                                     15,570       13,581
 Payable to customers                              326,410      241,141
 Customer drafts payable                        8,229       10,950
 Securities sold under agreements to repurchase     78,037       61,849
 Securities sold, not yet purchased, at market      65,449       35,985
 Other liabilities                                  57,040       55,045
                                                   649,794      445,644

Stockholders' equity
 Common Stock; par value $.625 per share:
 Authorized 25,000,000 shares; 13,533,861
  shares issued and outstanding at 10-31-94;
  13,704,011 at 7-31-94                              8,459        8,565
 Additional paid-in capital                          3,755        5,522
 Retained earnings                                 116,968      111,278

                                                   129,182      125,365

                                                  $778,976     $571,009

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries



                                                  Three Months Ended
                                                     October 31
                                                 (in thousands, except
                                                  per share amounts)
                                                1994              1993
REVENUES
  Commissions                                $10,089           $12,291
  Principal transactions                 21,641                 26,082
  Investment banking                          14,407                 11,158
  Interest                                     7,554             5,432
  Other                                        2,515             2,701
          TOTAL                               56,206                 57,664

EXPENSES
  Compensation                           29,975                 31,866
  Floor brokerage and clearance                  873               836
  Communications                               3,875             3,238
  Travel and promotional                  1,456             1,440
  Occupancy and equipment costs                2,151             1,965
  Interest                                     4,697             3,005
  Taxes, other than income taxes               1,173               777
  Other operating expenses                     1,035                    805
                                              45,235            43,932


INCOME BEFORE INCOME TAXES                    10,971                 13,732
INCOME TAX EXPENSE                             4,200                  5,300

NET INCOME                                   $ 6,771                $ 8,432

NET INCOME PER SHARE                         $  0.50                $  0.58

DIVIDENDS PER SHARE                          $  0.08                $  0.07




See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries                   Three Months Ended
                                                           October 31
                                                   1994          1993
                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                        $6,771     $ 8,432
 Adjustments to reconcile net income to
     cash provided by operating activities:
  Depreciation and amortization                       761        988
  Deferred income taxes                                30         30
  Amortization of restricted stock               360         240
                                                    7,922      9,690
(Increase) decrease in operating assets:
 Receivable from brokers and dealers and
  clearing organizations                            9,206      (9,411)
 Deposits with clearing organizations
  and others                                       (4,709)         12
 Receivable from customers                        (35,577)    (31,190)
 Securities segregated for regulatory purposes    (37,400)    (27,300)
 Securities purchased under agreements to resell  (59,916)    (36,254)
 Securities owned                                 (49,981)     26,490
 Other assets                                      (8,208)     (4,180)
Increase (decrease) in operating liabilities:
 Payable to brokers and dealers and clearing
  organizations                                     1,989       2,582
 Payable to customers                              85,269      32,811
 Customer drafts payable                      (2,721)      2,237
 Securities sold under agreements to repurchase    16,188      39,219
 Securities sold, not yet purchased                29,464        (202)
 Other liabilities                                  1,995      (5,200)
                                                  (54,401)    (10,386)
 Cash used for operating activities               (46,479)       (696)


CASH FLOWS FROM FINANCING ACTIVITIES
 Commercial paper                                  (3,308)       (523)
 Issuance of Common Stock                              26       4,557
 Retirement of Common Stock                        (2,260)
 Dividends paid                                    (1,080)     (1,017)
 Short-term borrowings                             75,274      (5,242)
  Cash (used for) provided by financing
     activities                                    68,652      (2,225)

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for furniture, equipment and
  leasehold improvements                      (1,818)     (1,435)
 Membership in exchanges                         (41)     ______
     Cash used for investing activities            (1,859)     (1,435)
     Increase (decrease) in Cash                   20,314      (4,356)
Cash at Beginning of Period                        12,854      14,859
Cash at End of Period                             $33,168     $10,503


Income tax payments were $956,000 and $5,547,000 for the three month period ending October 31, 1994 and 1993, respectively. Interest payments were $4,683,000 and $2,987,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

October 31, 1994


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1994 are not necessarily indicative of the results that may be expected for the year ending July 31, 1995. For further information, refer to the financial statements and notes hereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1994.


NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer form engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At October 31, 1994, M.K. & Co. had net capital of $80,383,266 which was 29% of its aggregate debit balances and $74,885,522 in excess of the 2% net capital requirement.


NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable earned on municipal bonds.

MANAGEMENT'S DISCUSSION & ANALYSIS
 OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Morgan Keegan, Inc. (The Registrant) operates a full service regional brokerage business through its principal subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.). M.K. & Co. is involved in the highly competitive business of origination, underwriting, distribution, trading and brokerage of fixed income and equity securities and also provides investment advisory services. While M.K. & Co. regularly participates in the trading of some derivative securities for its customers, this trading is not a major portion of M.K. & Co.'s business. M.K. & Co. typically does not underwrite high yield securities, and normally is not involved in bridge loan financings or any other ventures that management believes may not be appropriate for its strategic approach. Many highly volatile factors affect revenues, including general market conditions, interest rates, investor sentiment and world affairs, all of which are outside the Registrant's control. However, certain expenses are relatively fixed. As a result, net earnings can vary significantly from quarter to quarter, regardless of management's efforts to enhance revenues and control costs.

Results of Operations

The Registrant's revenue stream continued to be strong for the first quarter despite market uncertainty. Revenues decreased by $1,458,000 or only 2.5% below the first quarter of the pervious year. A 29% increase in investment banking revenues offset an 18% decrease in commissions and a 17% decrease in principal transactions. These decreases are attributable to the continued rise in interest rates that began in fiscal 1994.

Operating expenses increased 3%, or $1,303,000, over the same period in the previous fiscal year. The primary components of the increase were a $1,692,000 or 56% increase in interest expenses and a 20% increase in communications expenses. The increase in interest expense is related to the above noted higher interest rates and the increase in communications expenses is primarily a result of continued growth in the branch office system.

Net income for the quarter was $6,771,000 or $.50 per share compared to $8,432,000 or $.58 per share for the same period of the previous year. This decrease relates to rising interest rates and fluctuating market conditions. Company management feels that rising interest rates makes the short-term outlook less optimistic, but plans to continue to build its branch office network and grow for the long term.


Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 96% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings and customer and broker payables. For the three month period ended October 1, 1994, cash flows from operating activities decreased $46,449,000 compared with a decrease of $696,000 for the three months ended October 31, 1993. The change resulted primarily from increases in repurchase transactions and increases in inventory levels.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (CONTINUED)

MORGAN KEEGAN, INC. and Subsidiaries

Liquidity and Capital Resources (Continued)

Cash flows from financing activities increased $68,652,000 for the three months ended October 31, 1994 compared with a $2,225,000 decrease in the same period of the prior year. The increase was a result of an increase in short-term borrowings used to offset the operating effect of the increase in receivable from customers.

Investing activities resulted in a $1,859,000 decrease in cash flows for the current period compared to a $1,435,000 decrease in the previous period. This is primarily due to installing upgraded computer equipment to accommodate the growth in the branch system. The Registrant has no material commitments for capital expenditures.

At October 31, 1994, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $80,383,266 which was $74,885,522 in excess of the 2% net capital requirement. During the quarter, the Registrant declared and paid cash dividends of $0.08 per share on the shares outstanding.

The Registrant continued the stock repurchase program begun in November, 1993. During the quarter, the Registrant repurchased 176,900 shares for an aggregate price of $2,260,000. Since the beginning of the repurchase program, the Registrant has purchased 1,517,000 shares for an aggregate price of $19,037,000.

MORGAN KEEGAN, INC. and Subsidiaries

PART II OTHER INFORMATION

Item 1. Legal proceedings

        On August 31, 1994, the Court in In Re Taxable Municipal Bond Securities Litigation, MDL 863 ("the MDL") gave tentative approval to a class settlement of $21.2 million to be paid by the Underwriters in all taxable bond syndicates involved in the MDL and certain other defendants. The MDL and the settlement were previously described in prior Form 10-Q and Form 10-K S.E.C. filings. Management is of the opinion that the settlement will have no material adverse effect on the Registrant's results of operations or on the financial statements of the Registrant taken as a whole. In the event a final settlement is not achieved, management is of the opinion that it has meritorious defenses and has advised its counsel to vigorously defend all claims arising from the MDL.

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


                              MORGAN KEEGAN, INC.
                                  Registrant



Date    December 14, 1994        /S/ Joseph C. Weller
                                  Joseph C. Weller
                                  EVP, CFO, Sec.-Treas.


PART II OTHER INFORMATION (Continued)

MORGAN KEEGAN, INC. and Subsidiaries

Item 6.   Exhibit a.1.

COMPUTATION OF EARNINGS PER SHARE

                                                  Three Months Ended
                                                      October 31
                                                 1994                 1993

PRIMARY

Average Shares outstanding                  13,595,574           14,554,353

Net effect of dilutive stock options
 based on the treasury stock method
 using average market price.                    26,378         47,171


              TOTAL                     13,621,952         14,601,524

Net Income                                  $ 6,770,562          $ 8,432,491

Per Share Amount                            $      0.50          $      0.58


FULLY DILUTED

Average shares outstanding                  13,595,574     14,554,353

Net effect of dilutive stock options
 based on the treasury stock method
 using the quarter end market price,
 if higher than average market price.           26,378         47,888

              TOTAL                     13,621,952         14,602,241

Net Income                                  $ 6,770,562             $ 8,432,491

Per Share Amount                            $      0.50             $      0.58
