Form 10-Q
period 1995-01-31
MORGAN KEEGAN INC
filed 1995-03-17
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended January 31, 1995

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days. YES X NO___

                         APPLICABLE ONLY TO ISSUERS INVOLVED
                          IN BANKRUPTCY PROCEEDINGS DURING
                              THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES___ NO___

                         APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

               Class                        Outstanding at January 31, 1995
  Common Stock $.625 par value                 13,732,575

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements
       of Financial Condition...........January 31, 1995 and July 31, 1994

     Consolidated Statements of Income.......Three months and six months ended
                                                    January 31, 1995 and 1994

     Consolidated Statements
       of Cash Flows................Six months ended January 31, 1995and 1994

     Notes to Consolidated Financial Statements..............January 31, 1995


Item 2. Management's Discussion and Analysis of Financial Conditionand
           Results of Operations



Part II. Other Information

Item 1. Legal proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries


                                                         January 31     July 31

                                                             1995             1994
                                                        (unaudited)
ASSETS
  Cash                                                             $ 11,049     $12,854
  Securities segregated for regulatory purposes,
          at market                                                132,101       35,701
     Deposits with clearing organizations and others          7,305        2,591
     Receivable from brokers and dealers and clearing
          organizations                                            26,880       29,945
     Receivable from customers                               243,162     236,764
     Securities purchased under agreements to resell      225,451       62,811
     Securities owned, at market                              141,173     167,568
     Memberships in exchanges, at cost (market value-
          $2,227,000 at 1-31-95; $2,310,000 at 7-31-94)     719            678
     Furniture, equipment and leasehold improvements,
          (less allowances for depreciation and
          amortization $10,029,000 at 1-31-95;
          $12,296,000 at 7-31-94)                               11,116         9,353
     Other assets                                                  21,013        12,744

                                                                   $819,969     $571,009
LIABILITIES AND STOCKHOLDERS' EQUITY
     Short-term borrowings                                    $ 29,100    $ 16,500
     Commercial paper                                             5,358       10,593
     Payable to brokers and dealers and clearing
          organizations                                            13,295       13,581
     Payable to customers                                       348,002     241,141
     Customer drafts payable                                     9,356       10,950
     Securities sold under agreements to repurchase       188,726       61,849
     Securities sold, not yet purchased, at market           53,925       35,985
     Other liabilities                                              38,384       55,045
                                                                     686,146     445,644

Stockholders' equity
     Common Stock; par value $.625 per share:
     Authorized 100,000,000 shares; 13,732,575
          shares issued and outstanding at 1-31-95;
          13,704,011 at 7-31-94                                   8,583        8,565
     Additional paid-in capital                                   3,401        5,522
     Retained earnings                                          121,839     111,278

                                                                     133,823    125,365

                                                                    $819,969   $571,009

<CN>
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


                                                               Three Months Ended    Six Months Ended

                                                                    January 31                  January 31
                                                                (in thousands, except per share amounts)
                                                          1995     1994           1995       1994
REVENUES
     Commissions                                    $10,775  $12,138       $20,864   $24,429
     Principal transactions                            21,358   25,930         42,999     52,012
     Investment banking                              10,829   10,122         25,236     21,280
     Interest                                              9,349     6,337         16,903    11,769
Other                                                     2,956     5,598           5,472     8,299
               TOTAL                                  55,267   60,125       111,474   117,789

EXPENSES
     Compensation                                     28,161   31,401        58,136    63,267
     Floor brokerage and clearance                    923     1,090           1,796     1,925
     Communications                                  3,769     3,299            7,644     6,537
     Travel and promotional                          1,295     1,615           2,751     3,055
     Occupancy and equipment costs               2,376     2,234            4,527    4,199
     Interest                                              6,496     3,423          11,193    6,429
     Taxes, other than income taxes                 1,811     1,570           2,984     2,347
     Other operating expenses                          899     1,183           1,935     1,988
                                                           45,730   45,815         90,966    89,747


INCOME BEFORE INCOME
   TAXES                                               9,537    14,310         20,508    28,042

INCOME TAX EXPENSE                           3,600     5,500           7,800    10,800

NET INCOME                                        $ 5,937  $ 8,810       $12,708   $17,242

NET INCOME PER SHARE                      $  0.44   $  0.60         $  0.94    $  1.18

DIVIDENDS PER SHARE                        $  0.08   $  0.07         $  0.16   $  0.14

[FN]

See accompanying notes.
[FN]

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries
                                                    Six Months Ended

                                                      January 31
                                                 1995           1994
                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                  $12,708      $17,242
     Adjustments to reconcile net income to
               cash provided by operating activities:
     Depreciation and amortization                 1,562        1,770
          Deferred income taxes                       90           60
          Amortization of restricted stock           720          480
                                                  15,080       19,552
(Increase) decrease in operating assets:
     Receivable from brokers and dealers and
          clearing organizations                   3,065       (9,576)
     Deposits with clearing organizations
          and others                              (4,714)        (128)
     Receivable from customers                    (6,398)     (60,895)
     Securities segregated for regulatory purposes (96,400)      (3,800)
     Securities purchased under agreements to
     resell                                     (162,640)       3,840
     Securities owned                             26,395     (118,533)
     Other assets                                 (8,359)      (3,160)
Increase (decrease) in operating liabilities:
     Payable to brokers and dealers and clearing
          organizations                             (286)      (1,157)
     Payable to customers                         106,861      61,447
     Customer drafts payable                       (1,594)      2,011
     Securities sold under agreements to repurchase  126,877      65,592
     Securities sold, not yet purchased            17,940      22,557
     Other liabilities                            (16,661)     (5,900)
                                                  (15,914)    (47,702)
     Cash used for operating activities              (834)    (28,150)


CASH FLOWS FROM FINANCING ACTIVITIES
     Commercial paper                              (5,235)     (2,627)
     Issuance of Common Stock                       2,196       6,423
     Retirement of Common Stock                    (5,019)     (2,307)
     Dividends paid                                (2,147)     (2,033)
     Short-term borrowings                         12,600      30,296
          Cash provided by financing activities     2,395      29,752

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for furniture, equipment and
          leasehold improvements                   (3,325)     (2,293)
     Membership in exchanges                          (41)
               Cash used for investing activities  (3,366)     (2,293)
               Increase (decrease) in Cash         (1,805)       (691)
Cash at Beginning of Period                        12,854      14,859
Cash at End of Period                             $11,049     $14,168

Income tax payments were approximately $8,934,000 and $12,181,000 for the six month period ending January 31, 1995 and 1994, respectively. Interest payments were approximately $11,267,000 and $6,323,000 for the same periods, respectively.


See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

January 31, 1995


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not includeall of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 1995 are not necessarily indicative of the results that may be expected for the year ending July 31, 1995. For further information, refer to the financial statements and notes hereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1994.


NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock
Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company,
Inc. (M.K.& Co.) is subject to the Securities and Exchange Commission's
(SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At January 31, 1995, M.K. & Co. had net capital of $82,987,947 which was 34% of its aggregate debit balances and $78,086,640 in excess of the 2% net capital requirement.

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

Revenues decreased during the second quarter $4,858,000 or 8.1% below the second quarter of fiscal 1994. A 47.5% increase in interest income was offset by a 17.6% decrease in principal transactions and a 11.2% decrease in commissions. These decreases are attributable to the increase in short-term interest rates causing uncertainty in both the fixed income and equity markets.

Operating expenses decreased approximately $85,000 or less than 1% below the same period of the previous year. Interest expense increased approximately $3,073,000 or 89.8% over the previous year amount.
Employee compensation for the quarter decreased approximately $3,240,000 or 10.3% and is in direct proportion with the decrease in revenues.

Net income for the quarter was approximately $5,937,000 or $.44 per share compared to $8,810,000 or $.60 for the second quarter of fiscal 1994.

Total revenues were approximately $111,474,000 for the six months ended January, 1995 compared to $117,789,000 for the six months ended January 1994. Increases of 18.6% in investment banking and 43.6% in interest income were negated by decreases of 14.6% in commissions and 17.3% in principal transactions. As noted for the quarter, changes in short-term interest rates created uncertainty in the fixed income and equity markets.

Operating expenses increased for the first half of fiscal 1995 by approximately $1,219,000 or 1.4% over the first half of fiscal
1994.  The largest components of the increase were communications expenses
(16.9% increase) and interest expense(74.1% increase).   Communications
expenses increased as a result of our continuing efforts to enhance our branch communications network. Interest expense increased relative to the increase in interest rates and the level of proprietary inventory carried to meet the needs of our customers.

Year-to-date net income was $.94 per share for fiscal 1995 compared to $1.18 per share for the same period of fiscal 1994.

MANAGEMENT'S DISCUSSION & ANALYSIS
     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MORGAN KEEGAN, INC. and Subsidiaries


Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 96% of its assets consisting of cash or assets readily convertible to cash. Financing resources include the Registant's equity capital, commercial paper, repurchase transactions, short-term borrowings, and customer and broker payables. For the six months ended January 31, 1995, cash flows from operating activities decreased $834,000 compared to a decrease of $28,150,000 for the same period of fiscal 1994.

The biggest factor in the change from the same six month period in the previous year was the result of the Registrant's efforts to lower securities inventory since the changes in financial markets during the third quarter of fiscal 1994.

Cash flow from financing activities increased by $2,395,000 for the six months ended January 31, 1995 compared to an increase of $29,752,000 for the six month period ended January 31, 1994. The smaller change for 1995 resulted from less fluctuation in short-term borrowings which remained fairly stable for the six month period.

Investing activities resulted in a $3,366,000 decrease in cash flows for the current period compared to a $2,293,000 decrease in the previous fiscal year. This decrease is a result of the Registrant's continued commitment to enhance the branch communications network.

At January 31, 1995, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $82,987,947 which was $78,086,640 in excess of the 2% net capital requirement. During the quarter, the Registrant declared and paid cash dividends of $0.08 per share on the shares outstanding.

Also during the quarter, the Registrant continued to its previously authorized stock repurchase program by buying 217,200 shares for $2,759,323. The total repurchased for the year is 394,100 shares at a cost of $5,018,343.

PART II OTHER INFORMATION

MORGAN KEEGAN, INC. and Subsidiaries

Item 1.  Legal proceedings

On February 1, 1995, the Court in In Re Taxable Municipal BondSecurities Litigation, MDL 863 ("the MDL") approved, subject to certain conditions, the class settlement of the MDL. The MDL and the settlement were previously described in prior Form 10-Q and Form 10-K S.E.C. filings. Management is of the opinion that the settlement will have no material adverse effect on the Registrant's results of operations or on the financial statements of the Registrant taken as a whole. In the event a final settlement is not achieved, management is of the opinion that it has meritorious defenses and has advised its counsel to vigorously defend all claims arising from the MDL.

In addition to the matters described above, the Registrant is subject to various claims incidental to its securities business. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that it has meritorious defenses and has instructed its counsel to vigorously defend such lawsuits and claims, and that liability, if any, resulting from all litigation will have no material adverse effect on the Registrant's consolidated financial condition.

Item 2.  Changes in Securities

None


Item 3.  Defaults upon Senior Securities

None


Item 4.  Submission of Matters to a Vote of Security Holders


On November 22, 1994, at the Registrant's annual meeting of its shareholders, 76% of the 13,533,861shares outstanding at October
 31, 1994 were represented by proxy. A quorum was declared present for the conduct of business and the following proposals were voted on:

Proposal 1: Election of the directors from the following nominees to serve the Registrant for the ensuing year:

Allen B. Morgan, Jr.           John W. Stokes, Jr.
William W. Deupree, Jr.      Kenneth F. Clark, Jr.
Joseph C. Weller                Peter S. Wilmott
Donald Ratajczak               James E. Harwood, III

Results of vote:   76% of the votes cast were in favor of this
proposal.

PART II OTHER INFORMATION

MORGAN KEEGAN, INC. and Subsidiaries

Item 4.  Submission of Matters to a Vote of Security Holders
(Continued)

Proposal 2: Authorization of charter amendment to increase the authorized capital shares of the Registrant from 25,000,000 shares to 100,000,000 shares.

Results of vote:   88% of the votes cast were in favor of this
proposal.

Proposal 3:  Adoption of 1994 Restricted Stock and Stock Option
Plan to provide incentives to attract and retain officers and key employees.

Results of vote:   94% of the votes cast were in favor of this
proposal.

Proposal 4: Amendment to 1989 Employee Stock Purchase Plan to increase the number of shares available under the plan by an additional 1,000,000 shares.

Results of vote:   92% of the votes cast were in favor of this
proposal.


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits

1.  Computation of Earnings per Share

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MORGAN KEEGAN, INC.
                                              Registrant


Date     March 15, 1995                       /s/ Joseph C. Weller
                                    Joseph C. Weller
                                         EVP, CFO, Sec.-Treas.

MORGAN KEEGAN, INC. and Subsidiaries

Item 6.  Exhibit a.1.

COMPUTATION OF EARNINGS PER SHARE

                                                      Three Months Ended          Six Months Ended
                                                            January 31                     January 31
                                                     1995         1994              1995           1994
PRIMARY

Average shares outstanding              13,555,068   14,706,018     13,567,662   14,619,414

Net effect of dilutive stock
  options based on the treasury
  stock method using average
  market price.                                 20,281          33,619           22,219        53,311

     TOTAL                                13,575,349    14,739,637      13,589,881   14,672,725

Net Income                                $ 5,937,390    $ 8,810,011    $12,707,952  $17,242,502

Per Share Amount                         $      0.44     $      0.60      $      0.94    $     1 .18



FULLY DILUTED

Average shares outstanding             13,555,068   14,706,018      13,567,662    14,619,414

Net effect of dilutive stock
  options based on the
   treasury stock method
   using the quarter end
   market price,if higher
   than average market price.                 20,281        33,619          22,219          53,311


     TOTAL                                 13,575,349   14,739,637    13,589,881     14,672,725

Net Income                                 $5,937,390   $8,810,011   $12,707,952    $17,424,502

Per Share Amount                           $    0.44      $    0.60       $    0.94        $    1.18

