Form 10-Q
period 1995-04-30
MORGAN KEEGAN INC
filed 1995-06-13
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1995

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

          Class                         Outstanding at April 30, 1995
  Common Stock $.625 par value            13,442,875

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

 Consolidated Statements
  of Financial Condition..............April 30, 1995 and July 31, 1994

 Consolidated Statements
  of Income.........................Three months and nine months ended
                                               April 30, 1995 and 1994

 Consolidated Statements
   of Cash Flows.............Nine months ended April 30, 1995 and 1994

 Notes to Consolidated
  Financial Statements..................................April 30, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II. Other Information

Item 1. Legal proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I FINANCIAL INFORMATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries


                                                   April 30      July 31
                                                    1995           1994
                                                  (unaudited)
                                                       (in thousands)
ASSETS
 Cash                                             $ 12,938     $ 12,854
 Securities segregated for regulatory purposes,
  at market                                        180,400       35,701
 Deposits with clearing organizations and others     7,305        2,591
 Receivable from brokers and dealers and clearing
  organizations                                     46,167       29,945
 Receivable from customers                         261,325      236,764
 Securities purchased under agreements to resell   248,025       62,811
 Securities owned, at market                       147,400      167,568
 Memberships in exchanges, at cost (market value-
  $2,202,000 at 4-30-95; $2,310,000 at 7-31-94)        719          678
 Furniture, equipment and leasehold improvements,
  (less allowances for depreciation and
  amortization $10,904,000 at 4-30-95;
  $12,296,000 at 7-31-94)                           11,867        9,353
 Other assets                                       20,492       12,744

                                                  $936,638     $571,009
LIABILITIES AND STOCKHOLDERS' EQUITY
 Short-term borrowings                            $ 84,169     $ 16,500
 Commercial paper                                    7,385       10,593
 Payable to brokers and dealers and clearing
  organizations                                     11,068       13,581
 Payable to customers                              370,764      241,141
 Customer drafts payable                            14,325       10,950
 Securities sold under agreements to repurchase    221,748       61,849
 Securities sold, not yet purchased, at market      59,043       35,985
 Other liabilities                                  34,967       55,045
                                                   803,469      445,644

Stockholders' equity
 Common Stock; par value $.625 per share:
 Authorized 100,000,000 shares; 13,442,875
  shares issued and outstanding at 4-30-95;
  13,704,011 at 7-31-94                              8,402        8,565
 Additional paid-in capital                                       5,522
 Retained earnings                                 124,767      111,278

                                                   133,169      125,365

                                                  $936,638     $571,009

[FN]
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


                                   Three Months Ended     Nine Months Ended
                                       April 30             April 30
                                  (in thousands, except per share amounts)
                                     1995     1994         1995     1994
REVENUES
 Commissions                       $10,916  $12,418      $31,780  $36,848
 Principal transactions             19,870   18,807       62,868   70,819
 Investment banking                  5,672   14,865       30,908   36,144
 Interest                           10,519    6,731       27,423   18,500
 Other                               3,170    3,473        8,641   11,773
     TOTAL                          50,147   56,294      161,620  174,084

EXPENSES
 Compensation                       25,251   30,902       83,387   94,170
 Floor brokerage and clearance       1,026      971        2,822    2,896
 Communications                      3,961    3,548       11,605   10,085
 Travel and promotional              1,292    1,229        4,043    4,284
 Occupancy and equipment costs       2,294    1,973        6,821    6,172
 Interest                            6,915    4,481       18,107   10,910
 Taxes, other than income taxes      1,766    1,704        4,750    4,050
 Other operating expenses              682      829        2,617    2,817
                                    43,187   45,637      134,152  135,384


INCOME BEFORE INCOME TAXES           6,960   10,657       27,468   38,700

INCOME TAX EXPENSE                   2,600    4,000       10,400   14,800

NET INCOME                         $ 4,360  $ 6,657      $17,068  $23,900

NET INCOME PER SHARE               $  0.32  $  0.45      $  1.26  $  1.63

DIVIDENDS PER SHARE                $  0.08  $  0.07      $  0.24  $  0.21



[FN]
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries

                                                    Nine Months Ended
                                                        April 30
                                                     1995       1994
                                                      (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                        $17,068    $23,900
 Adjustments to reconcile net income to
  cash (used for) provided by operating activities:
 Depreciation and amortization                       2,437      2,481
 Deferred income taxes                                  90         90
 Amortization of restricted stock                    1,110        720
                                                    20,705     27,191
 (Increase) decrease in operating assets:
 Receivable from brokers and dealers and
  clearing organizations                           (16,222)    (1,112)
 Deposits with clearing organizations
  and others                                        (4,714)      (128)
 Receivable from customers                         (24,561)   (77,852)
 Securities segregated for regulatory purposes    (144,699)     5,400
 Securities purchased under agreements to resell  (185,214)    22,806
 Securities owned                                   20,168    (26,195)
 Other assets                                       (7,838)    (4,349)
 Increase (decrease) in operating liabilities:
 Payable to brokers and dealers and clearing
  organizations                                     (2,513)    (1,007)
 Payable to customers                              129,623     36,509
 Customer drafts payable                             3,375      2,694
 Securities sold under agreements to repurchase    159,899     32,607
 Securities sold, not yet purchased                 23,058      3,105
 Other liabilities                                 (20,078)     2,516
                                                   (69,716)    (5,006)
 Cash (used for) provided by operating
   activities                                      (49,011)    22,185

CASH FLOWS FROM FINANCING ACTIVITIES
 Commercial paper                                   (3,208)      (901)
 Issuance of Common Stock                            2,209      6,423
 Retirement of Common Stock                         (9,348)    (8,248)
 Dividends paid                                     (3,235)    (3,053)
 Short-term borrowings                              67,669    (15,005)
  Cash provided by (used for) financing
   activities                                       54,087    (20,784)

CASH FLOWS FROM INVESTING ACTIVITIES
 Payments for furniture, equipment and
  leasehold improvements                            (4,951)    (3,199)
 Membership in exchanges                               (41)
 Cash used for investing activities                 (4,992)    (3,199)
 Increase (decrease) in Cash                            84     (1,798)
Cash at Beginning of Period                         12,854     14,859
Cash at End of Period                              $12,938    $13,061

[FN]
Income tax payments were approximately $11,818,000 and $17,502,000 for the nine month period ending April 30, 1995 and 1994, respectively. Interest payments were approximately $18,085,000 and $10,827,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

April 30, 1995


NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 1995, are not necessarily indicative of the results that may be expected for the year ending July 31, 1995. For further information, refer to the financial statements and notes hereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1994.


NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances. At April 30, 1995, M.K. & Co. had net capital of $81,671,499 which was 30% of its aggregate debit balances and $76,293,818 in excess of the 2% net capital requirement.


NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.


NOTE D - SUBSEQUENT EVENT

On May 17, 1995, the Board of Directors approved a three-for-two split to be effected as a stock dividend to be distributed on June 9, 1995, to the shareholders of record June 1, 1995. All earnings per share data will be restated in the Registrant's fourth quarter and annual report to give effect to the stock split.

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

Results of Operations

Revenues decreased during the third quarter $6,147,000 or 10.9% below the third quarter of fiscal 1994. An increase of $3,788,000 in interest income reduced the effect of the $9,193,000 decrease in investment banking revenues in the current quarter. Investment banking activity was very strong in the previous year; yet, while this activity has been slower in the current year, it appears to be rebounding with renewed interest by investors in equity offerings in the early stages of the fourth quarter of the current year.

Operating expenses decreased $2,450,000 or 5.4% below the quarter from $45,637,000 in the previous year to $43,187,000 in the current year. Employee compensation decreased approximately $5,651,000 while interest expense increased approximately $2,434,000. These changes correspond with the fact revenues have decreased and interest rates have increased in the current year. Other expenses remained relatively comparable between the quarters.

Net income for the quarter was approximately $4,360,000 or $.32 per share compared to $6,657,000 or $.45 for the second quarter of fiscal 1994.

Total revenues were approximately $161,620,000 for the nine months ended April 30, 1995 compared to $174,084,000 for the nine months ended April 30, 1994. Interest income increased by 48.2% over the previous year while decreases in commissions (13.8%), principal transactions (11.2%), and investment banking (14.5%) resulted in the overall decrease. These decreases are attributable to increases in short-term interest rates in the current year which have created uncertainty in the equity and fixed income markets.

Operating expenses decreased during the first nine months of fiscal 1995 by approximately $1,232,000 from $134,384,000 in the previous year to $135,152,000. Compensation expense decreased approximately $10,783,000 corresponding with the 7.2% decrease in revenues. Interest expense has increased approximately $7,197,000 as a result of higher interest rates and the Registrant's broker/dealer subsidiary carrying more inventory

MANAGEMENT'S DISCUSSION & ANALYSIS
 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

MORGAN KEEGAN, INC. and Subsidiaries

Results of Operations (continued)

throughtout the year. Communications expenses have increased approximately $1,520,000 as a result of continued efforts to enhance the branch communications network.

Year-to-date net income was $1.26 per share for fiscal 1995 compared to $1.63 per share for the same period of fiscal 1994.


Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 96% of its assets consisting of cash or assets readily convertible to cash. Financing resources include the Registrant's equity capital, commercial paper, repurchase transactions, short-term borrowings, and customer and broker payables. For the nine months ended April 30, 1995, cash flows from operating activities decreased $49,011,000 compared to a $22,185,000 increase in the same period of fiscal 1994. This change was primarily a result of the Registrant's brokerage subsidiary carrying higher reverse repurchase agreement balances and regulatory deposits.

Cash flow from financing activities increased by $54,087,000 for the nine months ended April 30, 1995, compared to a $20,784,000 decrease for the nine month period ended April 30, 1994. This increase is related to the increase in short-term borrowings used to finance higher inventory levels throughout the period.

Investing activities resulted in a $4,951,000 decrease in cash flows for the current period compared to a $3,199,000 decrease in the previous fiscal year. This decrease is a result of the Registrant's continued commitment to enhance broker/dealer subsidiary's branch communication network. The Registrant has no material commitment for capital expenditures.

At April 30, 1995, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $81,671,499 which was $76,293,818 in excess of the 2% net capital requirement. During the quarter, the Registrant declared and paid cash dividends of $0.08 per share on the shares outstanding.

Also during the quarter, the Registrant continued to its previously authorized stock repurchase program by buying 292,700 shares for $4,329,836. The total repurchased for the year is 686,800 shares at a cost of $9,348,179.

Subsequent to the end of the quarter, the Registrant's board of directors declared a three-for-two stock split to be effected as a stock dividend. This stock split was to reflect management's optimistic outlook and to make the Registrant's stock more attractive to institutional investors.

PART II OTHER INFORMATION

MORGAN KEEGAN, INC. and Subsidiaries

Item 1. Legal proceedings

        On February 2, 1995, the Court in MDL #863 (described previously in SEC 10-Q and 10-K filings) gave preliminary approval to the settlement of the class action lawsuits and related claims in MDL #863, in which Morgan Keegan and Company, Inc. (the Company) was one of several named Defendants. The MDL Court established an April 14, 1995, deadline for class members to request exclusion from this settlement. While bondholders who have opted out of the settlement may continue to assert significant claims, management is of the opinion that this settlement will receive final approval of the MDL Court on July 31, 1995, and further, that all remaining potential claims are subject to meritorious defenses, and that such claims and the Company's portion of the class settlement will have no material adverse effective on the Company's results of operations or financial condition.

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


                              MORGAN KEEGAN, INC.
                                  Registrant



Date     June 14, 1995        /S/ Joseph C. Weller
                                  Joseph C. Weller
                                  EVP, CFO, Sec.-Treas.

MORGAN KEEGAN, INC. and Subsidiaries

Item 6.   Exhibit a.1.

COMPUTATION OF EARNINGS PER SHARE

                             Three Months Ended        Nine Months Ended
                                  April 30                 April 30
                              1995        1994         1995        1994
PRIMARY

Average shares outstanding  13,608,875  14,674,987   13,566,872  14,620,728

Net effect of dilutive
  stock options based
  on the treasury stock
  method using average
  market price.                 48,621      26,026       31,084      45,525

    TOTAL                   13,657,496  14,701,013   13,597,956  14,666,253

Net Income                 $ 4,360,211 $ 6,657,150  $17,068,163 $23,899,652

Per Share Amount           $      0.32 $      0.45  $      1.26 $      1.63


FULLY DILUTED

Average shares outstanding  13,608,875  14,674,987   13,566,872  14,620,728

Net effect of dilutive
  stock options based
  on the treasury stock
  method using the quarter
  end market price,if
  higher than average
  market price.                 48,621      26,026       31,084      45,525

    TOTAL                   13,657,496  14,701,013   13,597,956  14,666,253

Net Income                $ 4,360,211 $ 6,657,150  $17,068,163 $23,899,652

Per Share Amount           $      0.32 $      0.45  $      1.26 $      1.63


