Form 10-K
period 1995-07-31
MORGAN KEEGAN INC
filed 1995-10-27
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1995
                           COMMISSION FILE NO. 1-9015


                              MORGAN KEEGAN, INC.
            (Exact name of Registrant as specified in its charter)


        Tennessee                                        62-1153850
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90
days.  Yes X     No    .

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K.

  At October 2, 1995, the Registrant had approximately 20,168,703 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $242,024,448.

                DOCUMENTS INCORPORATED HEREIN BY REFERENCE:
  Portions of the Registrant's Annual Report to Shareholders for the year ended July 31, 1995, which has been furnished to the Commission pursuant to Regulation 240.14a(3) (c), are incorporated by reference into Parts I and II of this Report on Form 10-K. Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 21, 1995, which will be filed with the Commission pursuant to Regulation 240.14a(6)(c) prior to October 18, 1995, are incorporated by reference into Part III and Part IV of this Report on Form 10-K.

PAGE

                                 PART I

Item 1. BUSINESS

General

  Morgan Keegan, Inc. (Registrant) is a holding company whose principal subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is a regional securities broker/dealer serving retail customers in the southeastern United States and institutional clients throughout the United States and abroad. The Registrant has very few operations and substantially all of the Registrant's consolidated revenues are generated through the broker/dealer subsidiary. The subsidiary is a trader, broker and underwriter of fixed income and equity securities and provides related financial services in support of its broker/dealer activities. Products offered by M.K. & Co. include stocks; corporate and tax-exempt bonds; U.S. Government, agency and guaranteed securities; tax advantaged investments; options; investment and advisory services; a money market fund; and a regional mutual fund managed by Morgan Asset Management. M.K. & Co. also produces capital raising services for corporate and government clients, margin credit for individual customers, research, and economic and business analysis of financial and stock market data for its customers. The percentage (%) of total revenues derived from the various business areas is as follows:

                                                Year Ended July 31
                                          1995         1994         1993
Institutional clients                       26           31           32

Retail customers                            44           41           41

Investment banking fees, interest and
  other activities                          30           28           27

Total                                      100          100          100

  M.K. & Co. is a two seat member of the New York Stock Exchange, Inc. ("NYSE"), owns seats on the American Stock Exchange, Inc. ("AMEX"); the New York Financial Futures Exchange, Inc. ("NYFE"); the Philadelphia Stock Exchange, Inc. ("PHLX"); the Chicago Board of Options Exchange, Inc. ("CBOE") and the Chicago Stock Exchange ("CSE"). Certain seats are leased to third parties under agreements which may be canceled by either party on 30 days' notice. M.K. & Co. is a member of the National Association of Securities Dealers ("NASD"), the Securities Industry Association, and the Securities Investor Protection Corporation ("SIPC"). SIPC provides protection for customers up to $500,000 each, with a limitation of $100,000 for claims for cash balances.
PAGE

  M.K. & Co. has thirty-one offices in twelve states. The following table reflects the number of account executives in each office as of July 31, 1995:

                       Account                                  Account
Office               Executives      Office                   Executives
Birmingham, Alabama          32          New Orleans, Louisiana      21

Decatur, Alabama              5          Shreveport, Louisiana       13

Fairhope, Alabama             2          Boston, Massachusetts        3

Huntsville, Alabama          12          Jackson, Mississippi        27

Mobile, Alabama              17          New York, New York           5

Montgomery, Alabama          20          Durham, North Carolina      10

Little Rock, Arkansas        49          Wilmington, North Carolina   3

Ft. Lauderdale, Florida       7          Jackson, Tennessee           7

Pensacola, Florida            7          Knoxville, Tennessee        21

Athens, Georgia               1          Memphis, Tennessee

Atlanta, Georgia             23                Headquarters         108

Bowling Green, Kentucky       5                Suburban Office       33

Lexington, Kentucky           6          Nashville, Tennessee        26

Louisville, Kentucky         19          Austin, Texas               19

Baton Rouge, Louisiana       14          Dallas, Texas                7

Lafayette, Louisiana          7          Houston, Texas              22

     TOTAL                                                          551

Revenues by Source

  The following table sets forth the Registrant's consolidated revenues indicated in dollars and as a percentage of total revenues for the periods:

                                    (Dollars in Thousands)
                                      Year Ended July 31

                             1995            1994             1993

                         Amount    %     Amount     %     Amount     %
REVENUES
  Commissions
    Listed securities   $21,246   9.32   $22,748   9.81   $20,457   9.78
    Over-the-counter
        securities       12,624   5.54    10,076   4.35    10,159   4.86
    Options               2,631   1.15     1,990   0.86     1,927   0.92
    Other                 9,661   4.24    11,723   5.06    11,196   5.35
      TOTAL              46,162  20.25    46,537  20.08    43,739  20.91

  Principal transactions
    Corporate securities 36,724  16.10    33,541  14.47    34,404  16.44
    Municipal securities 16,404   7.19    14,135   6.10    17,432   8.33
    U.S. Government
        obligations      33,982  14.90    41,746  18.02    51,297  24.52
      TOTAL              87,110  38.19    89,422  38.59   103,133  49.29

  Investment banking
    Corporate securities 25,009  10.97    32,850  14.18    15,760   7.53
    Municipal securities  1,926   0.84     4,059   1.75     3,947   1.89
    Underwriting, management
        and other fees   18,259   8.01    18,923   8.17     9,571   4.58
      TOTAL              45,194  19.82    55,832  24.10    29,278  14.00

  Interest
    Interest on margin
        balances         17,519   7.68    10,824   4.67     7,047   3.37
    Interest on securities
        owned            20,261   8.88    14,070   6.07    12,627   6.04
      TOTAL              37,780  16.56    24,894  10.74    19,674   9.41

   Other Income          11,826   5.18    15,035   6.49    13,371   6.39

      TOTAL REVENUES   $228,072  100.0  $231,720  100.0  $209,195  100.0

  Because of the interdependence of various activities and departments of the Registrant's business, and the arbitrary assumptions involved in allocating overhead, including administrative, communications and securities processing expenses, it is not possible to state the percentage contribution to net income of each aspect of the Registrant's operation.

Institutional Business

  During the three years ended July 31, 1995, approximately 30% of the Registrant's total consolidated revenues were derived from institutional clients. M.K. & Co.'s institutional clients include mutual funds, commercial banks, thrift institutions, insurance companies, pension funds and private money managers. Most of these clients are located in the United States; however, some are located abroad, principally in the United Kingdom and Canada. In the fiscal year ended July 31, 1995, no single institutional client accounted for more than 2% of the Registrant's total revenues. M.K. & Co.'s institutional clients purchase or sell fixed income and equity securities primarily in large dollar amounts; transactions in these securities are usually executed for these clients on a principal basis. See PRINCIPAL TRANSACTIONS. M.K. & Co. also provides other services, including research, to its institutional clients.

  For the fiscal years ended July 31, 1995, 1994, and 1993, institutional revenues and percentages of total consolidated revenues were $60,097,000 (26%), $72,774,000 (31%) and $66,748,000 (32%)
respectively.

Retail Business

  During each of the three years ended July 31, 1995, approximately 42% of the Registrant's total revenues were derived from transactions with retail (individual) customers. For the fiscal years ended July 31, 1995, 1994, and 1993, such revenues of total consolidated revenues were $100,239,000, $95,576,000, and $86,001,000 respectively.

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

  Transactions in securities may be executed on either a cash or margin basis. As a service to its retail customers, M.K. & Co. provides margin accounts which allow the customer to pay less than the full cost of a security purchased, the balance of the purchase price being provided by M.K. & Co. as a loan secured by the securities purchased. The amount of the loan is subject to the margin requirements (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and M.K. & Co. internal policies, which in some instances are more stringent than Regulation T or exchange requirements. In permitting customers to purchase securities on margin, M.K. & Co. bears the risk of a market decline which could reduce the value of its collateral below the customers' indebtedness. Interest charged on customer margin accounts represented approximately 7.7% of total revenues in fiscal 1995.

Principal Transactions

  M.K. & Co. trades for its own account in corporate and tax-exempt securities and U.S. government, agency and guaranteed securities. Most of these transactions are entered into in order to facilitate the execution of customers' orders to buy or sell these securities. In addition, it trades certain equity securities in order to "make a market" in these securities. As of July 31, 1995, the Registrant made a market in common stock or other equity securities of approximately 117 corporations, the majority of which are stocks followed by its research department.
  M.K. & Co.'s trading activities require the commitment of capital.
All principal transactions place the Registrant's capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. The following table sets forth for the year ended July 31, 1995, the highest, lowest and average month-end inventories (including the aggregate of both long and short positions) for the types of securities in which M.K. & Co. acts as principal:

                               Highest         Lowest       Average
                              Inventory       Inventory    Inventory
Common stocks              $ 33,841,283    $ 14,085,815    $24,817,100

Corporate debt securities    51,756,649       8,285,749     22,706,952

Tax-exempt securities        78,312,467      36,471,525     54,273,456

U.S. government, agency,
 and guaranteed securities  211,146,186     100,308,520    146,680,073

The following table sets for the composition of revenues from principal transactions:

                                      Year Ended July 31

                             1995             1994             1993
                          Amount    %      Amount    %      Amount    %
Common stocks         $31,123,000  36  $27,055,067  30  $27,272,840  26

Corporate debt
 securities             5,601,396   6    6,486,202   7    7,131,304   7

Tax-exempt securities  16,404,132  19   14,135,366  16   17,432,459  17

U.S. government, agency,
 and guaranteed
 securities            33,981,688  39   41,746,006  47   51,296,548  50

Total                 $87,110,216 100  $89,422,641 100 $103,133,151 100

  M.K. & Co. participates in selling groups organized to distribute new issues of securities of the Federal Home Loan Bank, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Farm Credit Bank and the Student Loan Mortgage Association. The following table sets forth selling group participation of M.K. & Co. in distributions of agency securities:

          Year Ended               Number               Amount of
           July 31                 Issues            Participation
            1995                    52                $382,075,000
            1994                    70                 566,630,000
            1993                    90                 690,705,000
            1992                    99                 963,215,000
            1991                   102                 707,850,000

Repurchase Transactions

  M.K. & Co. engages in repurchase transactions primarily to facilitate the sale of U.S. government, agency and guaranteed securities. A repurchase transaction is the sale of a security coupled with an agreement by the seller to repurchase the security at the sale price.
A reverse repurchase transaction is the purchase of the security with an agreement to resell it. M.K. & Co.'s repurchase transactions are generally matched in order to minimize the risk of loss due to fluctuation in the underlying securities prices. In a matched repurchase transaction, M.K. & Co. will simultaneously engage in a repurchase transaction and a reverse repurchase transaction covering the same security. The other party to a matched repurchase agreement looks to M.K. & Co. for delivery of the securities or repurchase of the securities, as the case may be. M.K. & Co. takes a risk that it will be obligated to perform whether or not the other party performs. M.K. & Co. attempts to minimize this risk by dealing with those deemed credit worthy.

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

Concentrations of Credit Risk

  As a securities broker/dealer, M.K. & Co. is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments, institutional and retail (individual) investors. A substantial portion of M.K. & Co.'s transactions are collateralized and are executed with and on behalf of institutional investors including other broker/dealers, commercial banks, insurance companies, pension plans, mutual funds and other financial institutions. M.K. & Co.'s exposure to credit risk associated with the non-performance of these customers in fulfilling their contractual obligations pursuant to securities and commodities transactions, can be directly impacted by volatile trading markets which may impair the customers' ability to perform. M.K. & Co.'s principal activities are also subject to the risk of counterpart non-performance.

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

Investment Banking

  M.K. & Co. participates in corporate and tax-exempt securities distributions as a member of an underwriting syndicate or a member of a selling group. Tax-exempt securities are obligations issued by state and municipal governments, hospitals, public utility systems and industrial development authorities. M.K. & Co.'s underwriting activities, together with its selling group participation, are important as a source of securities for sale to its customers. The following table sets forth corporate and tax-exempt underwriting syndicate participation of the subsidiary:

                      CORPORATE                     TAX-EXEMPT
Year Ended        Number of     Amount of       Number of     Amount
 July 31           Issues    Participation       Issues    Participation
  1995               195      $867,514,389        104      $349,005,000
  1994               330       774,651,373        159       312,056,000
  1993               307       596,588,928        168       430,272,000
  1992               245       547,846,000        162       341,310,000
  1991               126       214,325,000        149       195,578,000

  Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. A participant may incur losses if it is unable to resell the securities it has committed to purchase, or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, under federal securities laws, other statutes and court decisions, a participant may be subject to substantial liability for material misstatements or omissions in prospectuses and other communications with respect to such offerings. Further, underwriting commitments involve a charge against net capital and the ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule. See Note 10 - Regulatory Requirements - on page 21 of the 1995 Annual Report to Shareholders.

In addition to its underwriting and selling group activities, M.K. & Co. engages in structuring, managing and marketing private offerings of corporate and tax-exempt securities, and assists in arranging mergers, acquisitions, divestitures and venture capital financing. M.K. & Co. provides valuation and financial consulting services for gift and estate tax purposes, employee stock ownership trusts, mergers, acquisitions, stock purchase agreements and other corporate purposes, as well as valuations for private companies in the process of going public. Other services include long-range financial planning, financial public relations and cash management services. The Registrant's subsidiary, Merchant Banking, Inc. which serves as a general partner in a limited partnership, Morgan Keegan Merchant Banking Fund Limited Partnership, which currently has approximately $5,000,000 in assets and is engaged in merchant banking activities. A second Merchant Banking Fund with more assets is anticipated during the next fiscal year.

Other Products

  M.K. & Co. offers special products, including insurance products and interests in various tax advantaged investments. Such tax advantaged investments are generally in the form of limited partnership interests in real estate, oil drilling, or similar ventures. Neither the Registrant nor the broker/dealer acts as the general partner for such partnerships. Morgan Keegan Managed Futures, Inc., a wholly-owner subsidiary of the Registrant, act as general partner to the Southern Capital Enhanced Equity Fund Limited Partnership, (the "FUND"), an investment limited partnership. The Fund seeks substantial capital appreciation through investing approximately 80% of its assets in growth stocks and the remaining assets in a stock index futures trading program.

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

  The following table sets forth high, low and average monthly purchase and sale transactions processed by M.K. & Co:

     Year Ended                      Number of Transactions
      July 31                  High           Low           Average
       1995                   57,362         41,414          47,875
       1994                   56,859         38,457          43,340
       1993                   43,544         28,358          36,584
       1992                   40,019         24,847          31,344
       1991                   29,898         15,925          22,894

  M.K. & Co. uses its own electronic data processing equipment to process orders and floor reports, transmit execution reports to its branches, and record all data pertinent to trades. It also clears its own securities transactions.

  M.K. & Co. believes that its internal controls and safeguards against securities theft, including use of depositories and periodic securities counts, are adequate. As required by the NYSE and certain other authorities, M.K. & Co. carries fidelity bonds covering any loss or theft of securities, as well as embezzlement and forgery. The amount of such bonds, which provide total coverage of $20,000,000 (with $500,000 deductible provision per incident) is considered adequate.

  M.K. & Co. posts its books and records daily and believes they are accurate. Periodic reviews of certain controls are conducted, and administrative and operations personnel meet frequently with management to review operational conditions in the firm. Operations personnel monitor day to day operations to assure compliance with applicable laws, rules and regulations. During 1995, the SEC changed regular way settlements from 5 days after trade date to three days after trade date. The change did not materially impact M.K. & Co.'s operations.

Employees

  As of July 31, 1995, M.K. & Co. had 1,335 employees, 551 of whom were account executives, 569 of whom were engaged in other service areas, including trading, research and investment banking, and 215 of whom were employed in accounting, clearing and processing, management and other activities.

  In large part, the Registrant's future success is dependent upon its subsidiary's continuing ability to hire, train and retain qualified account executives. During the fiscal year ended July 31, 1995, M.K. & Co. hired 143 account executives for a net increase of 58 over the beginning of the fiscal year. M.K. & Co. trains new account executives who are required to take examinations given by the NYSE, the NASD and certain state securities regulators in order to be registered and qualified. M.K. & Co. also provides continuing training programs for account executives. Competition is intense among securities firms for account executives with good sales production records.

  M.K. & Co. considers its employee relations to be good and considers compensation and employee benefits offered which includes medical, life and disability insurance, 401-K retirement plan and a discounted stock purchase plan, to be competitive with those offered by other securities firms.

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

  One of the most important regulations with which the Registrant's broker/dealer subsidiary must continually comply is the "net capital rule" of the Securities and Exchange Commission and a similar rule of the New York Stock Exchange. These rules, under the alternative method, prohibit a broker/dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit balances arising from customer transactions; in addition, restrictions may be imposed on the operations of a broker/dealer if its net capital is less than 5% of aggregate debit items. At July 31, 1995, the Registrant's subsidiary's net capital was 32% of aggregate debit items. See Note 10
- Regulatory Requirements - page 21 of the 1995 Annual Report to
Shareholders.

  The laws, rules and regulations of the various federal, state and other regulatory bodies to which the business of the Registrant is subject are constantly changing. While management believes that it is currently in compliance in all material respects with all laws, rules and regulations applicable to its business, it cannot predict what effect any such changes might have.

Item 2.  PROPERTIES

  The Registrant's headquarters occupy approximately 122,000 square feet in Morgan Keegan Tower in Memphis, Tennessee. All of the Registrant's offices are leased. See Note 4 - Leases - on page 18 of the 1995 Annual Report to Shareholders.

Item 3.  LEGAL PROCEEDINGS

  Morgan Keegan & Company, Inc. ("M.K. & Co.") one of many defendants in class action complaints that are part of the Multi-District Litigation ("the MDL") involving the underwriting and sale of taxable municipal bonds issued by several issuing authorities in 1986 and described in previous Form 10-K and 10-Q filings. On October 10, 1995, the MDL Court gave final approval to a class settlement, effectively resolving all material claims against M.K. & Co. This settlement will have no material adverse effect on M.K. & Co.'s results of operations or financial conditions.

  In addition to the matters described above, M.K. & Co. is subject to various claims incidental to its securities business. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that it has meritorious defenses and has instructed its counsel to vigorously defend such lawsuits and claims, and that liability, if any, resulting from all litigation will have no material adverse effect on the Registrant's consolidated results of operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report.

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

  The information required by this item is incorporated herein by reference to Note 12 - Quarterly Results of Operations (Unaudited) - on page 22 of the 1995 Annual Report to Shareholders, a copy of which is enclosed.

Item 6.  SELECTED FINANCIAL DATA

  The information required by this item is incorporated herein by reference to the Ten Year Financial Summary on pages 10 and 11 and Additional Financial Information (Unaudited) on page 13 of the 1995 Annual Report to Shareholders, a copy of this is enclosed.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

  The information required by this item is incorporated herein by reference to page 12 of the 1995 Annual Report to Shareholders, a copy of which is enclosed.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated herein by reference to pages 10 through 22 of the 1995 Annual Report to Shareholders, a copy of which is enclosed.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no disagreements on accounting and financial disclosure.

                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 18, 1995 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 21, 1995.

Item 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 18, 1995 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 21, 1995.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 18, 1995 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 21, 1995.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which will be filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 18, 1995 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 21, 1995.

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) List of Financial Statements, Financial Statement Schedules and
Exhibits

(1) The following consolidated financial statements of the Registrant
and its      subsidiaries, included in the 1995 Annual Report to
Shareholders are         incorporated by reference in Item 8:

  Consolidated Statements of Financial Condition  July 31, 1995 and 1994

  Consolidated Statements of Income            Years ended July 31, 1995
                                                      1994, and 1993

  Consolidated Statements of Stockholders'     Years ended July 31, 1995
      Equity                                         1994, and 1993

  Consolidated Statements of Cash Flows        Years ended July 31, 1995
                                                       1994, and 1993

  Notes to Consolidated Financial Statements               July 31, 1995

2(2) The following consolidated financial statement schedule of Morgan
         Keegan, Inc. and subsidiaries is included in Item 14 (d):

    Schedule I - Condensed Financial Statements of Registrant

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

    Exhibit 11 - Statement re:  Computation of Per Share Earnings
Page 19

    Exhibit 13 - Annual Report to Shareholders*

    Exhibit 22 - List of Subsidiaries of Registrant*

    Exhibit 23 - Consent of Independent Auditors
Page 20

*Certain portions of the Annual Report to Shareholders are incorporated herein by reference: the Annual Report to Shareholders is not to be deemed filed as a part of this Annual Report on Form 10-K.

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended July 31, 1995.

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

                                        Morgan Keegan, Inc.
                                           (Registrant)



                                       BY /s/Allen B. Morgan, Jr.
                                             Allen B. Morgan, Jr.
                                                  Chairman


Date:  October 27, 1995

  Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                       TITLE                        DATE


/s/Allen B. Morgan, Jr.
Allen B. Morgan, Jr.          Chairman and Director    October 27, 1995



/s/William W. Deupree, Jr.
William W. Deupree, Jr.       President                 October 27, 1995



/s/John W. Stokes, Jr.
John W. Stokes, Jr.           Vice President and
                                Director                October 27, 1995



/s/Joseph C. Weller
Joseph C. Weller              Secretary/Treasurer and   October 27, 1995
                                    Director


/s/Kenneth F. Clark, Jr.
Kenneth F. Clark, Jr.          Director                 October 27, 1995



/s/James E. Harwood, III
James E. Harwood, III          Director                 October 27, 1995

Schedule I
Condensed Financial Statements of Registrant
Morgan Keegan, Inc.


Condensed Balance Sheets                         July 31
                                         1995              1994
ASSETS
  Cash                                  $1,000                $1,000
  Securities owned                   1,931,470             1,767,365
  Furniture, equipment and leasehold
    improvements less allowances for
    depreciation and amortization
    ($7,324,441 at July 31, 1995,
     $7,261,972 at July 31, 1994)    6,807,524             5,575,852
  Investments in subsidiaries (a)  143,568,182           128,761,416
  Other assets                       6,403,139             2,908,830
      Total Assets                $158,711,315          $139,014,463

LIABILITIES
  Short-term borrowings            $10,000,000          $
  Commercial paper                   8,868,217            10,593,126
  Intercompany (a)                     384,222             3,056,619
  Other liabilities                      1,424
STOCKHOLDERS' EQUITY
  Common Stock                      12,605,439             8,565,006
  Additional paid-in-capital           712,098             5,522,052
  Retained earnings                126,139,915           111,277,660
                                   139,457,452           125,364,718
      Total Liabilities and
        Stockholders' Equity      $158,711,315          $139,014,463

Condensed Income Statements                       July 31
                                       1995         1994         1993
  Rental income                    $2,167,988   $1,881,486   $1,522,033
  Interest income                     185,095    4,198,859      145,582
  Capital gain                                   2,248,375
  Depreciation                     (2,167,988)  (1,881,486)  (1,522,033)
  Other                               402,300        6,636      608,160
  Income taxes                       (300,000)    (915,000)    (300,000)
  Income from subsidiaries         23,560,974   26,302,292   30,247,874

    Net Income                    $23,848,369  $31,841,162  $30,701,616




(a) Eliminated in consolidation

Condensed Financial Statements of Registrant
Morgan Keegan, Inc.

Condensed Statement of Cash Flows                  July 31
                                       1995         1994         1993
Cash Flows From Operating Activities
  Operations (net income)         $23,848,369  $31,841,162  $30,701,616
  Less:  Income from subsidiaries (23,560,974) (26,302,292) (30,247,874)
  Amortization of restricted stock  1,800,000    1,580,000      822,000
  Depreciation expense              2,167,988    1,881,486    1,522,033
  Decrease (increase) in other
    assets                         (3,494,309)  (2,637,163)      20,000
  (Decrease) increase in
    intercompany payables          (2,672,397)   6,973,383    1,726,710
  (Decrease)increase in other
    liabilities                         1,424
  Increase (decrease) from operating
    activities                     (1,909,899)  13,336,576    4,544,485

Cash Flows From Financing Activities
  Proceeds from short term
    borrowings                     10,000,000
  Proceeds from sale or issuance
    of common stock                 2,232,853    6,423,113    1,453,690
  Payments of commercial paper     (1,724,909)  (1,863,691)    (523,552)
  Dividends paid                   (4,438,988)  (4,036,931)  (2,937,420)
  Retirement of common stock       (9,349,500) (16,777,386)    (395,695)
  Decrease from financing
    activities                     (3,280,544) (16,254,895)  (2,402,977)

Cash Flows From Investing Activities
  (Increase) decrease in securities
    owned                            (164,105)    (396,476)    (302,000)
  (Increase) decrease in investment
    in subsidiaries                 8,754,208    5,386,772    1,057,338
  Purchase of furniture, equipment
    and leasehold improvements     (3,399,660)  (2,071,977)  (2,896,846)
  (Increase) decrease from investing
    activities                      5,190,443    2,918,319   (2,141,508)
  Increase in cash                          0            0            0
        CASH AT BEGINNING OF YEAR       1,000        1,000        1,000
        CASH AT END OF YEAR            $1,000       $1,000       $1,000

EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                                           Year Ended July 31


                                    1995          1994          1993
PRIMARY

Average shares outstanding        20,308,407    21,722,947    21,145,595

Net effect of dilutive stock
  options - based on the treasury
  stock method using average
  market price.                      82,360         63,914        71,614

     TOTAL                       20,390,767     21,786,861    21,217,209

Net Income                      $23,848,369    $31,841,162   $30,701,616

Per share amount                      $1.17          $1.46         $1.45



FULLY DILUTED

Average shares outstanding       20,308,407     21,722,947    21,145,595

Net effect of dilutive stock
  options - based on the treasury
  stock method using the year end
  market price, if higher than
  average market price.              82,360         63,914        71,614

     TOTAL                       20,390,767     21,786,861    21,217,209

Net Income                      $23,848,369    $31,841,162   $30,701,616

Per share amount                      $1.17          $1.46         $1.45

EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in this Annual Report (Form 10-K) of Morgan Keegan, Inc. of our report dated September 19, 1995, included in the 1995 Annual Report to Shareholders of Morgan Keegan, Inc.

  Our audit also included the financial statement schedule of Morgan Keegan, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-16982) pertaining to the 1985 Restricted Stock and Stock Option Plan and in the Registration Statement (Form S-8 No. 33-32974) pertaining to the Employee Stock Purchase Plan of Morgan Keegan, Inc. and in the related Prospectuses of our report dated September 19, 1995, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Morgan Keegan, Inc.




                                         /s/Ernst & Young LLP
                                         ERNST & YOUNG LLP




Memphis, Tennessee
October 27, 1995

Exhibit 13 - Report of Independent Auditors



Board of Directors
Morgan Keegan, Inc.

  We have audited the accompanying consolidated statements of financial condition of Morgan Keegan, Inc. and subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Morgan Keegan, Inc. and subsidiaries at July 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles.



                                              /s/ERNST & YOUNG LLP
                                              ERNST & YOUNG LLP


Memphis, Tennessee
September 19, 1995

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

Years ended July 31                         1995     1994     1993
Revenues
Commissions
  Listed securities                      $ 21,246 $ 22,748 $ 20,457
  Over-the-counter                         12,624   10,076   10,159
  Options                                   2,631    1,990    1,927
  Other                                     9,661   11,723   11,196
                                           46,162   46,537   43,739
Principal transactions:
  Corporate securities                     36,724   33,541   34,404
  Municipal securities                     16,404   14,135   17,432
  U.S. government securities               33,982   41,746   51,297
                                           87,110   89,422  103,133
Investment banking:
  Corporate securities                     25,009   32,850   15,760
  Municipal securities                      1,926    4,059    3,947
  Underwriting management and other fees   18,259   18,923    9,571
                                           45,194   55,832   29,278
Interest:
  Interest on margin balances              17,519   10,824    7,047
  Interest on securities owned             20,261   14,070   12,627
                                           37,780   24,894   19,674
Other                                      11,826   15,035   13,371
                                          228,072  231,720  209,195

Expenses
Compensation                              120,795  125,205  109,748
Floor brokerage and clearance               3,724    3,875    5,296
Communications                             15,962   13,852   12,012
Travel and promotional                      5,855    5,721    4,241
Occupancy and equipment costs               9,716    8,320    8,153
Interest                                   23,600   14,393   11,185
Taxes, other than income taxes              6,298    4,972    4,199
Other operating expenses                    3,774    3,741    4,659
                                          189,724  180,079  159,493
Income (loss) before income taxes          38,348   51,641   49,702
Income tax expense (credit)                14,500   19,800   19,000
Net income                               $ 23,848 $ 31,841 $ 30,702
Per Share Data*
Net income                               $   1.17 $   1.46 $   1.45
Book value                               $   6.91 $   6.10 $   4.97
Other Data (at year end):
Total assets                             $882,292 $571,009 $527,084
Stockholders' equity                     $139,457 $125,365 $106,335
Common shares outstanding*                 20,169   20,556   21,408

*Adjusted for a three-for-two stock split in April, 1986, a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, and a three-for-two stock split in June, 1995.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

Years ended July 31                         1992     1991     1990
Revenues
Commissions
  Listed securities                      $ 18,378 $ 13,143 $ 14,444
  Over-the-counter                          9,041    5,347    1,745
  Options                                   2,089    2,143    2,180
  Other                                     7,632    4,824    4,434
                                           37,140   25,448   22,803
Principal transactions:
  Corporate securities                     28,161   16,554   11,808
  Municipal securities                     12,037   10,730    7,445
  U.S. government securities               48,588   30,279   18,478
                                           88,786   57,563   37,731
Investment banking:
  Corporate securities                     16,730    4,836    2,947
  Municipal securities                      3,960      376      159
  Underwriting management and other fees    9,862    5,436    3,926
                                           30,552   10,648    7,032
Interest:
  Interest on margin balances               5,941    4,867    5,521
  Interest on securities owned             12,709   12,490   10,769
                                           18,650   17,357   16,290
Other                                       7,536    5,501    5,152
                                          182,664  116,517   89,008

Expenses
Compensation                               94,348   61,265   48,243
Floor brokerage and clearance               4,571    3,751    3,749
Communications                              9,791    8,764    8,436
Travel and promotional                      3,699    2,982    2,660
Occupancy and equipment costs               7,557    8,194    7,789
Interest                                   12,562   12,953   12,591
Taxes, other than income taxes              3,823    3,116    2,682
Other operating expenses                    4,122    3,288    3,308
                                          140,473  104,313   89,458
Income (loss) before income taxes          42,191   12,204     (450)
Income tax expense (credit)                16,400    4,500     (475)
Net income                               $ 25,791 $  7,704 $     25
Per Share Data*
Net income                               $   1.25 $    .38 $    .01
Book value                               $   3.67 $   2.50 $   2.14
Other Data (at year end):
Total assets                             $434,448 $304,445 $236,991
Stockholders' equity                     $ 76,690 $ 50,837 $ 44,888
Common shares outstanding*                 20,893   20,336   20,959

*Adjusted for a three-for-two stock split in April, 1986, a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, and a three-for-two stock split in June, 1995.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

Years ended July 31                         1989     1988     1987
Revenues
Commissions
  Listed securities                      $ 13,675 $ 12,901 $ 10,829
  Over-the-counter                          1,848    2,088    2,313
  Options                                   2,339    2,509    2,564
  Other                                     4,192    3,943    6,714
                                           22,054   21,441   22,420
Principal transactions:
  Corporate securities                     14,369   15,421   17,723
  Municipal securities                      5,993    6,401    4,550
  U.S. government securities               14,707   14,829   19,927
                                           35,069   36,651   42,200
Investment banking:
  Corporate securities                      3,461    2,225    8,152
  Municipal securities                        213       19      394
  Underwriting management and other fees    4,057    3,302    5,267
                                            7,731    5,546   13,813
Interest:
  Interest on margin balances               5,698    5,406    4,753
  Interest on securities owned              6,129    3,407    2,307
                                           11,827    8,813    7,060
Other                                       2,750    1,105      902
                                           79,431   73,556   86,395

Expenses
Compensation                               43,953   42,242   50,119
Floor brokerage and clearance               2,966    2,900    2,044
Communications                              7,996    7,366    6,744
Travel and promotional                      1,990    2,649    3,040
Occupancy and equipment costs               6,852    5,755    4,645
Interest                                    7,931    4,620    3,928
Taxes, other than income taxes              2,326    2,179    1,934
Other operating expenses                    2,330    1,989    1,342
                                           76,344   69,700   73,796
Income (loss) before income taxes           3,087    3,856   12,599
Income tax expense (credit)                   715    1,351    5,900
Net income                               $  2,372 $  2,505 $  6,699
Per Share Data*
Net income                               $    .10 $    .10 $    .29
Book value                               $   2.18 $   2.11 $   2.10
Other Data (at year end):
Total assets                             $397,007 $236,209 $195,128
Stockholders' equity                     $ 48,432 $ 49,325 $ 55,999
Common shares outstanding*                 22,219   23,374   26,697

*Adjusted for a three-for-two stock split in April, 1986, a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, and a three-for-two stock split in June, 1995.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

                   (In thousands, except per share amounts)
Years ended July 31                           1986

Revenues
Commissions
  Listed securities                        $  7,073
  Over-the-counter                            1,440
  Options                                     2,030
  Other                                       6,001
                                             16,544
Principal transactions:
  Corporate securities                       14,430
  Municipal securities                        7,428
  U.S. government securities                 17,591
                                             39,449
Investment banking:
  Corporate securities                        3,923
  Municipal securities                          314
  Underwriting management and other fees      3,835
                                              8,072
Interest:
  Interest on margin balances                 3,497
  Interest on securities owned                1,681
                                              5,178
Other                                           567
                                             69,810

Expenses
Compensation                                 40,846
Floor brokerage and clearance                 1,897
Communications                                5,801
Travel and promotional                        2,009
Occupancy and equipment costs                 3,848
Interest                                      3,113
Taxes, other than income taxes                1,476
Other operating expenses                      1,046
                                             60,036
Income (loss) before income taxes             9,774
Income tax expense (credit)                   4,300
Net income                                 $  5,474
Per Share Data*
Net income                                 $    .26
Book value                                 $   1.60
Other Data (at year end):
Total assets                               $180,318
Stockholders' equity                       $ 33,889
Common shares outstanding*                   21,177

*Adjusted for a three-for-two stock split in April, 1986, a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, and a three-for-two stock split in June, 1995.

General Business Environment. Morgan Keegan, Inc. (collectively, with its subsidiaries, the "Company") operates a full service regional brokerage business through its principal subsidiary, Morgan Keegan & Company, Inc. The Company is involved in the origination, underwriting, distribution, trading and brokerage of fixed income and equity securities and also provides investment advisory services. While the Company regularly participates in the trading of some derivatives securities for its customers, this trading is not a major portion of the Company's business. The Company is not involved with high yield securities, bridge loan financing, or any other ventures that management feels may not be appropriate for the Company's strategic approach.
 Many factors affect the Company's revenues including changes in economic conditions, investor sentiment, the level and volatility of interest rates, inflation, political events and competition. As these factors are beyond the Company's control, and certain expenses are relatively fixed, earnings can significantly vary from year to year regardless of management's efforts to enhance revenue and control costs.
 Increasing competition from commercial banks and thrift institutions is anticipated as these institutions begin to offer investment banking and financial services which were previously only offered by securities firms. The Company anticipates increasing regulation in the securities industry, meaning that continued compliance may be more difficult and costly. At present, the Company is unable to predict the extent of changes that may be enacted or the effect on the Company's business.
 The Company's long term plan is to continue to grow its regional brokerage and other services in the southeastern United States. During the past year, the Company has focused on two new markets, North Carolina and Texas.

Results of Operations. The Company was faced with increasing interest rates and uncertain market conditions for most of fiscal 1995. Total revenues of $228,072,000 were $3,648,000 less than fiscal 1994 when they were a record $231,720,000. Fiscal 1994 revenues were buoyed by a strong market for most of fiscal 1994 which surpassed the fiscal 1993's previous high of $209,195,000 by $22,525,000.
 Investment banking revenues for fiscal 1995 of $45,194,000 were $10,638,000 less than 1994 revenues of $55,832,000. This decline is primarily attributed to less favorable market conditions for equity securities and continued weakness in the taxable debt securities market during fiscal 1995. Investment banking revenues for fiscal 1994 had increased $26,554,000 or 91% due to outstanding efforts by the bankers from underwriting stocks of real estate investment trusts which allowed a strong performance for all of fiscal 1994.
  Both fiscal 1995 and fiscal 1994 saw drops in revenue from principal transactions, 3% for 1995 and 13% for 1994. The decrease in both years was due to lower volume and trading losses. Interest income increased $12,886,000 or 52% in fiscal 1995 after a $5,220,000 or 26% increase in fiscal 1994. The increases resulted from gradually increasing rates in both years as well as higher customer borrowings. Other income declined 21% or $3,209,000 to $11,826,000 resulting from the fall off of certain fee based income which was adversely affected by the poor markets.
  Operating expenses increased $9,645,000 or 5% for fiscal 1995 over fiscal 1994. The largest component was the $9,207,000 increase in interest expense which was due to the higher interest rates for the year, as well as larger inventory and customer credit positions. Compensation expense declined $4,410,000 or 4% which corresponded with the decline in production revenues. Other fixed costs rose slightly due to the Company's commitment to expansion with the opening of the new Texas offices and the Commonwealth and Peeler acquisitions in Kentucky and North Carolina, respectively.
  Operating expenses increased 13% in fiscal 1994 from $159,493,000 to $180,079,000. Approximately 75% of the increase was compensation which increased from $109,748,000 to $125,205,000 or 14% and corresponds closely to the increase in production revenues for the year.
  Earnings per share for fiscal 1995 were $1.17 which was $.29 per share less than the record earnings per share of fiscal 1994. The increasing interest rates for most of the year weakened the market resulting in lower commission revenue and substantially less investment banking business, resulting in the earnings decline. The Company plans to continue expansion of its branch offices and to grow in the southeastern United States.

Liquidity and Capital Resources.
  Most of the Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed by the Company's equity capital, short-term bank loans, commercial paper, repurchase agreements and other payables. Changes in the amount of securities owned by the Company and customer and broker receivables affect directly the amount of the Company's financing requirements.
  The Company's dealer subsidiary is subject to requirements of the Securities and Exchange Commission and the New York Stock Exchange relating to liquidity and capital standards. It has historically operated well in excess of the minimum requirements. At July 31, 1995, the net capital of the Company's dealer subsidiary exceeded the SEC's minimum requirements by more than $81,000,000, which is slightly less than the $85,000,000 at the end of last year. Continued expansion is not expected to have a significant adverse impact on liquidity or capital. Funds available from operations and lines of credit should provide sufficient sources to meet capital needs of the foreseeable future.
  During the early part of the year, the Company continued its stock repurchase program, purchasing 1,030,309 shares for an aggregate value of $9,349,000. This followed fiscal 1994 repurchases of 2,010,189 shares valued at $16,778,000, and leaves 709,611 shares not yet purchased under the previously announced stock buy- back program.
  Effective June 9, 1995, the board of directors declared a three-for-two stock split. The purpose of the stock split was to allow the shareholders to participate in the Company's outstanding growth for the past several years and to increase the cash dividend.
  Total assets of the Company were $311,283,000 higher at July 31, 1995 than 1994, with the two most significant increases coming in securities segregated for regulatory purposes of $190,299,000 and securities owned of $42,347,000. Repurchase agreements held for the exclusive benefit of customers under rule
15c-3-3 increased due to the corresponding increase in payables to customers.
  Liabilities increased $297,191,000 from the previous year's total of $445,644,000. The majority of the increase was $197,377,000 in payables to customers due to an increasing customer base and additional accounts opened by customers to more conveniently pay for trades under the SEC's new T+3 settlement procedures.
  Cash used in financing activities was $40,929,000 in fiscal 1995, as the Company used short term borrowings to finance inventory and other operations.
  Cash used in investing activities remained about the same in 1995 and 1994. Primary expenditures for 1995 were the continued development of the communications and quotation system which began in 1993 and branch expansion.

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

The table below summarizes the changes in the major categories of revenues and expense for the past three (3) years.

(Dollars in thousands)                           Increase (Decrease)
Revenues:                                1995 vs 1994     1994 vs 1993
  Commissions                          $   (375)  (1%)  $  2,798    6%
  Principal transactions                 (2,312)  (3%)   (13,711) (13%)
  Investment banking                    (10,638) (19%)    26,554   91%
  Interest                               12,886   52%      5,220   26%
  Other                                  (3,209) (21%)     1,664   12%
                                       $ (3,648)  (2%)  $ 22,525   11%


Expenses:
  Compensation                          $ (4,410)  (4%) $ 15,457   14%
  Floor brokerage and clearance             (151)  (4%)   (1,421) (27%)
  Communications                           2,110   15%     1,840   15%
  Travel and promotional                     134    2%     1,480   35%
  Occupancy and equipment costs            1,396   17%       167    2%
  Interest                                 9,207   64%     3,208   29%
  Taxes, other than income taxes           1,326   27%       773   18%
  Other operating expenses                    33    1%      (918) (20%)
                                        $  9,645    5%  $ 20,586   13%

Additional Financial Information (Unaudited)

Morgan Keegan, Inc. and Subsidiaries

                              (In thousands, except per share amounts)
Summary of Quarterly Results
                                First      Second     Third      Fourth
                                Quarter    Quarter    Quarter    Quarter
Fiscal 1995
  Revenues                      $56,206    $55,267    $50,147    $66,452
  Income before income taxes     10,971      9,537      6,960     10,880
  Net income                      6,771      5,937      4,360      6,780
  Net income per share             0.33       0.29       0.22       0.33


Fiscal 1994
  Revenues                      $57,664    $60,125    $56,294    $57,637
  Income before income taxes     13,732     14,310     10,657     12,942
  Net income                      8,432      8,810      6,657      7,942
  Net income per share             0.39       0.40       0.30       0.37


Fiscal 1993
  Revenues                      $47,047    $49,397    $55,312    $57,439
  Income before income taxes     11,207     11,270     13,235     13,990
  Net income                      6,808      7,170      8,085      8,639
  Net income per share             0.33       0.34       0.38       0.40



Fiscal 1992
  Revenues                      $37,923    $48,094    $50,837    $45,810
  Income before income taxes      7,697     11,126     12,665     10,703
  Net income                      4,772      6,701      7,715      6,603
  Net income per share             0.24       0.33       0.37       0.31



Fiscal 1991
  Revenues                      $21,830    $27,598    $33,573    $33,516
  Income (loss) before income
    taxes                           (18)     1,960      5,055      5,207
  Net income                         32      1,310      3,180      3,182
  Net income per she               0.01       0.07       0.15       0.15

PAGE

 Statistical Comparison of Production


              1995         1994         1993        1992         1991
Total
 pro-
 duction $160,335,704 $168,350,637 $154,251,186 $136,760,330 $86,440,943

Percentage
 change in
 production    -4.8%        +9.1%       +12.8%       +58.3%      +28.7%
Number of
 tickets      558,967      480,564      439,006      376,128     273,288
Average
 commissions
 per ticket $     287 $        350 $        351 $        363 $       316
Number of
 investment
 brokers          551          492          438          409         396
Number of
 Investment
 brokers
 (over 1 year)    438          436          403          379         326
Total number
 of employees   1,335        1,218        1,088          969         878
Average
 commissions
 per investment
 broker
 (over
 1 year) $    334,555 $    346,274 $    359,817 $    327,096 $   233,328
Number of
 new accounts
 opened        29,559       25,861       21,451       25,322      17,789

Consolidated Statements of Income
                    (In thousands, except per share amounts)
Morgan Keegan, Inc. and Subsidiaries

Year ended July 31                1995        1994       1993

Revenues
  Commissions                  $ 46,162    $ 46,537   $ 43,739
  Principal transactions         87,110      89,422    103,133
  Investment banking             45,194      55,832     29,278
  Interest                       37,780      24,894     19,674
  Other                          11,826      15,035     13,371
                                228,072     231,720    209,195

Expenses
  Compensation                  120,795        125,205       109,748
  Floor brokerage and clearance   3,724          3,875         5,296
  Communications                 15,962         13,852        12,012
  Travel and promotional          5,855          5,721         4,241
  Occupancy and equipment costs   9,716          8,320         8,153
  Interest                       23,600         14,393        11,185
  Taxes, other than income taxes  6,298          4,972         4,199
  Other operating expenses        3,774          3,741         4,659
                                189,724        180,079       159,493

  Income Before Income Taxes     38,348         51,641        49,702

  Income Tax Expense             14,500         19,800        19,000

  Net Income                   $ 23,848       $ 31,841      $ 30,702

  Net Income Per Share         $   1.17       $   1.46      $   1.45

  Average shares outstanding 20,390,767     21,786,861    21,217,209


  See accompanying notes.

Consolidated Statements of Stockholders' Equity
Morgan Keegan, Inc. and Subsidiaries

                               (In thousands, except per share amounts)
                            Common    Common Additional          Stock-
                            Stock     Stock   Paid-In  Retained  holders
                             Shares    Amount  Capital  Earnings  Equity
Balance at August 1, 1992  9,285,962  $5,804  $15,177  $55,709   $76,690

Stock split effected
 in the form of a stock
 dividend                  4,643,080   2,901   (2,901)
Issuance of restricted
 stock                       208,834     131     (131)
Issuance of Common
 Stock                       183,749     115    1,339             1,454
Dividends paid ($.15 per
 share)                                                 (2,937)  (2,937)
Retirement of Common
 Stock                       (49,632)    (31)    (365)             (396)
Amortization of
 restricted stock                                 822               822
Net income                                              30,702   30,702

Balance at July 31, 1993  14,271,993   8,920    13,941  83,474  106,335
Issuance of restricted
 stock                       219,073     137      (137)
Issuance of Common
 Stock                       553,071     346     6,078            6,424
Dividends paid ($.19
 per share)                                            (4,037)   (4,037)
Retirement of Common
 Stock                    (1,340,126)   (838)  (15,940)         (16,778)
Amortization of
 restricted stock                                1,580            1,580
Net income                                             31,841    31,841

Balance at July 31, 1994  13,704,011   8,565     5,522 111,278  125,365

Stock split effected
 in the form of a stock
 dividend                  6,852,005   4,283       (81) (4,202)
Issuance of restricted
 stock                       298,072     186      (186)
Issuance of Common
 Stock                       344,924     216     2,017            2,233
Dividends paid ($.22
 per share)                                              (4,440) (4,440)
Retirement of Common
 Stock                    (1,030,309)   (645)   (8,360)    (344) (9,349)
Amortization of
 restricted stock                                1,800            1,800
Net income                                               23,848  23,848
Balance at July 31, 1995  20,168,703 $12,605    $  712 $126,140 $139,457


See accompanying notes.

Consolidated Statements of Financial Condition
Morgan Keegan, Inc. and Subsidiaries             (In thousands)

July 31                                         1995         1994
Assets
  Cash                                        $ 22,287     $ 12,854
  Securities segregated for regulatory
    purposes, at market                        226,000       35,701
  Deposits with clearing organizations
    and others                                   7,655        2,591
  Receivable from brokers and dealers and
    clearing organizations                      25,046       29,945
  Receivables from customers                   260,707      236,764
  Securities purchased under agreements
    to resell                                   91,861       62,811
  Securities owned, at market                  209,915      167,568
  Memberships in exchanges, at cost (market value-
    $2,367,000 at July 31, 1995; $2,310,000 at
    July 31, 1994)                                 719          678
  Furniture, equipment and leasehold improvements,
    (less allowances for depreciation and
    amortization $12,159,000 at July 31, 1995;
    $12,296,000 at July 31, 1994)               13,037        9,353
  Other assets                                  25,065       12,744
                                              $882,292     $571,009



Liabilities and Stockholders' Equity
  Short-term borrowings                       $127,649     $ 16,500
  Commercial paper                               7,468       10,593
  Payable to brokers and dealers and clearing
    organizations                                5,387       13,581
  Payable to customers                         438,518      241,141
  Customers drafts payable                      13,774       10,950
  Securities sold under agreements
    to repurchase                               35,360       61,849
  Securities sold, not yet purchased,
    at market                                   68,430       35,985
  Other liabilities                             46,249       55,045
                                               742,835      445,644

  Stockholders' equity
    Common Stock, par value $.625 per share:
    authorized 100,000,000 shares;
    20,168,703 shares issued and outstanding
    at July 31, 1995; 13,704,011
    at July 31, 1994                            12,605        8,565
  Additional paid-in capital                       712        5,522
  Retained earnings                            126,140      111,278
                                               139,457      125,365
                                              $882,292     $571,009


See accompanying notes.

Consolidated Statements of Cash Flows
Morgan Keegan, Inc. and Subsidiaries
Year ended July 31                        1995      1994      1993

Cash Flows From Operating Activities:
Net Income                             $23,848    $31,841   $30,702
Adjustments to reconcile net income
  to cash provided by (used in)
  operating activities:
  Depreciation and amortization          3,501      3,321     2,542
  Deferred income taxes                 (1,900)      (958)     (900)
  Amortization of restricted stock       1,800      1,580       822
                                        27,249     35,784    33,166
(Increase) decease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations             4,899    (10,321)    3,312
    Receivable from customers          (23,943)   (80,131)  (29,500)
    Securities segregated for
      regulatory purposes, at market  (190,299)     3,100   (29,000)
    Deposits with clearing organizations
      and others                        (5,064)      (127)    1,704
    Securities owned, at market        (42,347)    22,114    (5,043)
    Other assets                       (10,462)    (4,240)     (977)
  (Decrease) increase in operating liabilities:
    Payable to brokers and dealers and
      clearing organizations            (8,194)    (3,919)  (14,207)
    Payable to customers               197,377     63,933    69,125
    Customer drafts payable              2,824      3,077     1,008
    Securities sold, not yet purchased,
      at market                         32,445     19,974   (16,704)
    Other liabilities                   (8,796)    11,924     8,295
                                       (51,560)    25,384   (11,987)
 Cash provided by (used in) operating
   activities                          (24,311)    61,168    21,179
Cash Flows From Financing Activities:
    Commercial paper                    (3,125)    (1,864)     (523)
    Issuance of Common Stock             2,233      6,424     1,454
    Retirement of Common Stock          (9,349)   (16,778)     (396)
    Dividends paid                      (4,440)    (4,037)   (2,937)
    Short-term borrowings              111,149    (51,605)      596
    Securities purchased under agreements
      to resell                        (29,050)    25,827   (27,472)
    Securities sold under agreement to
      repurchase                       (26,489)   (16,625)   15,908
Cash provided by (used in) financing
  activities                            40,929    (58,658)  (13,370)
Cash Flows From Investing Activities:
  Payments for furniture, equipment and
    leasehold improvements              (7,185)    (4,515)   (4,309)
           Increase (decrease) in cash   9,433     (2,005)    3,500

Cash at beginning of period             12,854     14,859    11,359
Cash at end of period                  $22,287    $12,854   $14,859

Income tax payments totaled $14,651,000 in 1995, $17,769,000 in 1994, and $19,300,000 in 1993.  Interest payments totaled $23,445,000 in 1995,
$14,519,000 in 1994 and $11,161,000 in 1993.

See accompanying notes.

Notes to Consolidated Financial Statements
Morgan Keegan, Inc., and Subsidiaries
July 31, 1995

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

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

Securities Transactions: Securities transactions and related commission revenue and expense are recorded on a settlement date basis, generally the third business day following the transaction date, which is not materially different from a trade date basis.

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

Reverse Repurchase and Repurchase Agreements: Securities purchased under agreements to resell (Reverse Repurchase Agreements) and securities sold under agreements to repurchase (Repurchase Agreements) are carried at the amounts at which the securities will be subsequently resold or reacquired as specified in the respective agreements. Government securities segregated in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission relate to a Reverse Repurchase Agreement of $226,000,000 and $35,701,000 at July 31, 1995 and 1994, respectively.

Income Taxes: The parent and its subsidiaries file a consolidated income tax return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Income Per Share: Net income per share is computed based on the weighted average number of shares outstanding including shares issuable under stock options, when dilutive. All earnings per share date included in the consolidated financial statements and notes thereto have been adjusted to give effect to all stock splits.

Accounts with Customers: Accounts with customers include amounts arising from uncompleted transactions and margin balances. Securities which are owned by customers but held as collateral for receivables from customers are not included in the consolidated financial statement.

Restricted Stock: Amortization of restricted stock is provided on the straight-line basis over the life of the restriction, which is four or five years.

NOTE 2-SHORT-TERM BORROWINGS

Short-term borrowings represent bank loans payable on demand used to finance clearance of securities and to carry customers' margin accounts. These notes bear interest at the broker loan rate, which was 6.5% at July 31, 1995. The notes were collateralized by securities with approximate market values as follows, in thousands:

July 31                                     1995           1994
Firm-owned securities                    $170,322       $55,173
Customer-owned securities                  12,581             0
                                         $182,903       $55,173

The Company also issues its own commercial paper to investors at fluctuating interest rates (5.50% at July 31, 1995). The paper matures over various terms not to exceed nine months.


NOTE 3-SECURITIES

Securities owned for trading purposes consist of the following, in thousands:

July 31                                        1995           1994

U.S. government obligations                  $ 94,814       $104,210
State and municipal obligations                72,389         43,540
Corporate bonds                                32,058          9,203
Stocks                                         10,627         10,599
Bankers' acceptance                                27             16
                                             $209,915       $167,568

State and municipal obligations include an issue with a par value of $12,700,000 which has been written down to an approximate fair market value of $5,715,000 at both July 31, 1995 and 1994, as determined by management of the Company.

Securities sold, not yet purchased consist of the following, in thousands:

July 31                                        1995          1994

U.S. government obligations                  $58,057        $13,852
State and municipal obligations                2,276            249
Corporate bonds                                1,758          1,028
Stocks                                         6,339         20,846
Bankers' acceptance                                0             10

                                             $68,430        $35,985

NOTE 4-LEASES

The Company leases office space, furniture and equipment under noncancellable leases expiring through 2000, with options to renew the leases for up to five years. Total rental expense for each of the years ended July 31 was as follows, in thousands:

1995                                           $7,615
1994                                           $6,729
1993                                           $6,383

Aggregate future annual minimum rental commitments, excluding escalations, for the years ending July 31 are as follows, in thousands:


1996                                           $ 5,422
1997                                             5,243
1998                                             4,840
1999                                             4,121
2000                                             3,456
Thereafter                                       8,375

                                               $31,457

NOTE 5-COMMITMENTS AND CONTINGENCIES
At July 31, 1995, the Company was obligated under commercial letters of credit of approximately $12,500,000 drawn in favor of certain clearing organizations which were collateralized by customer-owned securities of $9,153,231 and firm-owned securities of $5,500,000. These obligations normally settle through the clearance of the related securities transactions with the respective organizations.

The Company is named in and subject to various proceedings and claims incidental to its securities business. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that it has meritorious defenses to these claims and has instructed its counsel to vigorously defend such lawsuits and claims, and that liability, if any, resulting from all litigation will have no material adverse effect on the Company's results of operations or financial condition.

NOTE 6-INCOME TAX EXPENSE (CREDIT)
Significant Components of the provision (credit) for income taxes are as follows at July 31, in thousands:

                          Liability Method               Deferred Method
                          1995        1994                  1993
Federal:
  Current               $14,000     $17,458               $16,750
  Deferred               (1,900)       (958)                 (900)
                         12,100      16,500                15,850
State                     2,400       3,300                 3,150
                        $14,500     $19,800               $19,000

The principal reasons for the difference between the effective rate and the federal statutory income tax rate for the years ended July 31 are as follows, in thousands:

                            Liability Method             Deferred Method
                         1995             1994               1993
                    Amount Percent  Amount Percent    Amount   Percent
Federal Statutory
 rate applied to
 pretax earnings   $13,422   35.0%  $18,074  35.0%    $17,396    35.0%
State and local
 taxes, less
 income tax
 benefit             1,560     4.0     2,145   4.2       2,048     4.1
Non-taxable
 interest, less
 non-deductible
 interest             (404)   (1.0)     (410) (0.8)       (393)    (0.8)
Other - net            (78)    (.2)       (9) (0.1)        (51)    (0.1)

                   $14,500   37.8%   $19,800  38.3%    $19,000     38.2%

The components of the deferred tax provision (credit) for the years ended July 31 are as follows, in thousands:

                                         1995      1994      1993
Depreciation and other building
 related items                        $  (675)  $  (324)   $  162
Deferred compensation                     (73)      (27)      (20)
Restricted Stock                         (311)      (75)     (288)
Non-deductible reserves                  (356)     (281)     (279)
Trade date profit                        (178)       24       (25)
Insurance and benefits                   (341)     (377)     (408)
Other - net                                34       102       (42)

                                      $(1,900)  $  (958)   $ (900)

Significant components of the Company's deferred tax assets and liabilities as of July 31 are as follows, in thousands:


                                                   1995         1994
Deferred tax assets:
  Deferred compensation and
    restricted stock                             $1,234       $  850
  Non-deductible reserves                         1,695        1,339
  Insurance and benefits                          1,541        1,199
  Trade date profit                                 226           48
  Other                                              20           24
                                                  4,716        3,460

Deferred tax liabilities:
  Depreciation and other building
   related items                                  1,241        1,916
  Other                                             225          194
                                                  1,466        2,110
Net deferred tax assets                          $3,250       $1,350


NOTE 7-COMMON STOCK
  The Board of Directors has reserved 6,112,500 shares for issuance under the Company's Restricted Stock and Incentive Stock Option plans of 1983 and 1985. Under provisions of the Restricted Stock and the Incentive Stock Options Plans, benefits may be granted to key officers and employees in either, or a combination of, incentive stock options or restricted stock awards. Incentive stock options are granted at the fair market value of the stock at the time of grant. There were approximately 1,800,000 remaining shares available to be granted at July 31, 1995.
  The Board of Directors has authorized 450,000 shares to be granted to non-employee directors in the form of incentive stock options. As of July 31, 1995, 148,500 options were outstanding at an average price of $7.01.
  Employee stock option activity is summarized as follows:


                          Shares      Price     Aggregate    Exercisable
Outstanding at
   August 1, 1992          96,075     $ 2.76      $265,338
  Exercised                27,450       3.04        83,402
Outstanding at
   July 31, 1993           68,625       2.65       181,936
  Granted                  31,407       8.35       262,100     1994-1999
  Exercised                16,875       2.18        36,788
Outstanding at
   July 31, 1994           83,157       4.90       407,248
  Granted                  58,750       8.80       516,790     1995-2001
  Exercised                10,125       2.55        25,773
  Forfeited                20,133       6.74       135,651
Outstanding at
   July 31, 1995          111,649       6.83       762,614

The Company has approximately 1,363,000 shares of restricted stock included in common stock outstanding which was issued at the fair market value at the date of grant.

Under an Employee Stock Purchase Plan, 2,850,000 shares have been reserved to allow employees to purchase company shares at a 15% discount, not to exceed 225,000 shares to all employees in any year after fiscal 1995. In 1992, 229,602 shares were issued under the plan, 243,675 were issued in 1993, and 264,887 were issued in 1994, 325,799 were issued in 1995, leaving 1,448,914 shares available for future grants at July 31, 1995.


NOTE 8-REPURCHASE AND REVERSE REPURCHASE AGREEMENTS
The Company enters into sales of securities under agreements to repurchase, with the obligation to repurchase the securities sold reflected as a liability in the consolidated statement of financial condition. The majority of the repurchase agreements are matched with a reverse repurchase agreement.
  Repurchase agreement information as of July 31, 1995 is summarized as follows, in thousands:


                       Assets Sold            Repurchase Liability
                     Carrying  Market                    Interest
                     Amount     Value           Amount      Rate
Demand:
 Mortgage-backed
  certificates      $ 2,632    $ 2,628         $ 2,753   5.25%-5.45%

Up to 30 days:
 Mortgage-backed
  certificates        9,262      9,284           9,405   5.80%-6.30%
 U.S. Treasury
  securities          4,502      4,563           4,502   4.35%-8.65%

                    $13,764    $13,847         $13,907

60 to 90 days:
 Mortgaged-backed
  certificates       19,490     19,505          18,700   2.80%-3.65%

                    $35,886    $35,980         $35,360


Repurchase agreement information as of July 31, 1994 is summarized as follows, in thousands:

                       Assets Sold             Repurchase Liability
                     Carrying  Market                Interest
                     Amount     Value          Amount         Rate
Up to 30 days:
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

NOTE 9-EMPLOYEE BENEFIT PLANS
The Company makes discretionary contributions to its 401K defined contribution plan and its profit sharing plan covering substantially all employees. The Company also has a defined retirement plan covering certain executives. Total provisions for expenses under all plans for each of the years ended July 31, 1995, 1994 and 1993 totaled $974,000, $916,000, and $917,000, respectively.

NOTE 10-REGULATORY REQUIREMENTS
The Company's broker/dealer subsidiary, Morgan Keegan & Company, Inc., is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The subsidiary broker/dealer company has elected to operate under the alternate method of the rule, which prohibits a dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances.
  At July 31, 1995, the broker/dealer subsidiary had net capital of $87,185,586 which was 32% of its aggregate debit balances and $81,657,792 in excess of the 2% net capital requirement. At July 31, 1994, the broker/dealer subsidiary had net capital of $89,849,110 which was 36% of its aggregate debit balances and $84,811,408 in excess of the 2% net capital requirement.



NOTE 11-FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
In the normal course of business, the Company's activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to risk in the event the customer is unable to fulfill its contractual obligations. The Company maintains cash and margin accounts for its customers located throughout the United States but primarily in the Southeast.
  The Company, as part of its normal brokerage activities, assumes short positions on securities. The establishment of short positions exposes the Company to off-balance sheet risk in the event prices change, as the Company may be obligated to cover such positions at a loss. The Company manages its exposure to these instruments by entering into offsetting or other positions in a variety of financial instruments.
  As a securities dealer, a substantial portion of the Company's transactions are collateralized. The Company's exposure to credit risk associated with nonperformance in fulfilling contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the customer's or contra party's ability to satisfy their obligations to the Company. Where considered necessary, the Company requires a deposit of additional collateral, or a reduction of securities positions.
  In the normal course of business, the Company enters into underwriting and forward and future commitments. At July 31, 1995, the contract amount of future contracts to purchase and sell U.S. government securities was approximately $7 million each. At July 31, 1994, the contract amount of future contracts to purchase and sell U.S. government securities was approximately $20 million and $11 million, respectively. The Company typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirement. Transactions relating to such commitments were subsequently settled and had no material effect on financial position. While the Company regularly participates in the trading of some derivative securities for its customers, this trading is not a significant portion of the Company's business.
PAGE

NOTE 12-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
(In thousands, except per share amounts)

Quarter Ended          October 31   January 31    April 30     July 31
1995:
  Revenues              $56,206       $55,267      $50,147     $66,452
  Expenses               45,235        45,730       43,187      55,572
  Income before
   income taxes          10,971         9,537        6,960      10,880
  Net income              6,771         5,937        4,360       6,780
  Net income per share     0.33          0.29         0.22        0.33
  Dividends per share      0.05          0.05         0.05        0.07
  Stock price range:
   High                       9          8.75        10.67       13.13
   Low                     8.16          7.83         8.50       10.42


1994:
  Revenues              $57,664       $60,125      $56,294     $57,637
  Expenses               43,932        45,815       45,637      44,695
  Income before
   income taxes          13,732        14,310       10,657      12,942
  Net income              8,432         8,810        6,657       7,942
  Net income per share     0.39          0.40         0.30        0.37
  Dividends per share      0.04          0.05         0.05        0.05
  Stock price range:
   High                      10          9.2          8.83        8.75
   Low                     8.08          7.83            8           8