Form 10-Q
period 1995-10-31
MORGAN KEEGAN INC
filed 1995-12-07
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED OCTOBER 31, 1995
                           COMMISSION FILE NO. 1-9015


                               MORGAN KEEGAN, INC.
            (Exact name of Registrant as specified in its charter)


        Tennessee                                        62-1153850
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

     Fifty Front Street
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

           Class                             Outstanding at October 31, 1995
  Common Stock $.625 par value                    20,127,528

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Statements
    of Financial Condition. . . . . . . . October 31, 1995 and July 31, 1995

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months ended
                                          October 31, 1995 and 1994

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Three months ended
                                          October 31, 1995 and 1994

  Notes to Consolidated
    Financial Statements. . . . . . . . . October 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information

Item 1.  Legal proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries

                                               October 31        July 31
                                                  1995             1995
                                               (unaudited)
                                                      (in thousands)
ASSETS
  Cash                                          $ 11,708        $ 22,287
  Securities segregated for regulatory
    purposes, at market                          214,200         226,000
  Deposits with clearing organizations
    and others                                     7,975           7,655
  Receivable from brokers and dealers and
    clearing organizations                        43,266          25,046
  Receivable from customers                      270,997         260,707
  Securities purchased under agreements
    to resell                                     67,204          91,861
  Securities owned, at market                    299,053         209,915
  Memberships in exchanges, at cost
    (market value-$2,586,000 at 10-31-95;
     $2,367,000 at 7-31-95)                          719             719
  Furniture, equipment and leasehold
    improvements, (less allowances for
    depreciation and amortization $13,167,000
    at 10-31-95; $12,159,000 at 7-31-95)          13,738          13,037
  Other assets                                    28,493          25,065

                                                $957,353        $882,292


LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                         $170,042        $127,649
  Commercial paper                                15,989           7,468
  Payable to brokers and dealers and
    clearing organizations                        16,952           5,387
  Payable to customers                           454,913         438,518
  Customer drafts payable                         16,432          13,774
  Securities sold under agreements to
    repurchase                                    31,862          35,360
  Securities sold, not yet purchased,
    at market                                     57,471          68,430
  Other liabilities                               46,709          46,249
                                                 810,370         742,835
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares;
    20,127,528 shares issued and outstanding
    at 10-31-95; 20,168,703 at 7-31-95            12,580          12,605
  Additional paid-in capital                         637             712
  Retained earnings                              133,766         126,140

                                                 146,983         139,457

                                                $957,353        $882,292

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                                                  Three Months Ended
                                                       October 31
                                                 (in thousands, except
                                                   per share amounts)

                                                  1995            1994
REVENUES
  Commissions                                   $15,351         $10,089
  Principal transactions                         29,203          21,641
  Investment banking                             11,512          14,407
  Interest                                        9,542           7,554
  Other                                           3,332           2,515
          TOTAL                                  68,940          56,206

EXPENSES
  Compensation                                   37,243          29,975
  Floor brokerage and clearance                   1,068             873
  Communications                                  4,548           3,875
  Travel and promotional                          1,756           1,456
  Occupancy and equipment costs                   2,662           2,151
  Interest                                        5,131           4,697
  Taxes, other than income taxes                  1,133           1,173
  Other operating expense                         1,169           1,035
                                                 54,710          45,235


INCOME BEFORE INCOME TAXES                       14,230          10,971
INCOME TAX EXPENSE                                5,400           4,200

NET INCOME                                      $ 8,830         $ 6,771

NET INCOME PER SHARE                            $  0.44         $  0.33

DIVIDENDS PER SHARE                             $  0.06         $  0.05




See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries

                                                     Three Months Ended
                                                         October 31
                                                     1995          1994
                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $ 8,830       $ 6,771
  Adjustments to reconcile net income to
      cash provided by operating activities:
    Depreciation and amortization                       871           761
    Deferred income taxes                              (335)           30
    Amortization of restricted stock                    390           360
                                                      9,756         7,922
 (Increase) decrease in operating assets:
  Receivable from brokers and dealers and
    clearing organizations                          (18,220)        9,206
  Deposits with clearing organizations
    and others                                         (320)       (4,709)
  Receivable from customers                         (10,290)      (35,577)
  Securities segregated for regulatory purposes      11,800       (37,400)
  Securities owned                                  (89,138)      (49,981)
  Other assets                                       (3,093)       (8,208)
Increase (decrease) in operating liabilities:
  Payable to brokers and dealers and clearing
    organizations                                    11,565         1,989
  Payable to customers                               16,395        85,269
  Customer drafts payable                             2,658        (2,721)
  Securities sold, not yet purchased                (10,959)       29,464
  Other liabilities                                     460         1,995
                                                    (89,142)      (10,673)
  Cash used for operating activities                (79,386)       (2,751)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                    8,521        (3,308)
  Issuance of Common Stock                               12            26
  Retirement of Common Stock                           (502)       (2,260)
  Dividends paid                                     (1,204)       (1,080)
  Short-term borrowings                              42,393        75,274
  Securities purchased under agreements to resell    24,657       (59,916)
  Securities sold under agreements to repurchase     (3,498)       16,188
    Cash provided by financing activities            70,379        24,924

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                           (1,572)       (1,818)
  Membership in exchanges                                             (41)
      Cash used for investing activities             (1,572)       (1,859)
      Increase (decrease) in Cash                   (10,579)       20,314
Cash at Beginning of Period                          22,287        12,854
Cash at End of Period                               $11,708       $33,168

Income tax payments were $918,000 and $956,000 for the three month period ending October 31, 1995 and 1994, respectively. Interest payments were $5,024,000 and $4,683,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

October 31, 1995

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996. For further information, refer to the financial statements and notes hereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1995.


NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions.
The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At October 31, 1995, M.K. & Co. had net capital of $90,724,037 which was 32% of its aggregate debit balances and $85,044,409 in excess of the 2% net capital requirement.

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

Results of Operations

The Registrant recognized record revenues of approximately $68,940,000 for the quarter ended October 31, 1995. This was a 23% increase over the previous year's first quarter revenues of approximately $56,206,000. For the quarter, commissions increased 52% and principal transactions increased 35% over the same period of the previous year. These increases are the result of higher volume of retail business coinciding with branch office expansion during the last few years.

Operating expenses for the quarter were approximately $54,710,000 or 21% higher compared to approximately $45,235,000 for the same period in the previous year. The largest component of this increase was employee compensation which increased 24% over the previous year. This increase is in direct relation to the increase in revenues.

Net income for the quarter rose to a record level of approximately $8,830,000 or $0.44 per share surpassing the previous firm record of approximately $8,810,000 or $0.40 per share set in the second quarter of fiscal 1994. Net income exceeded the same period of fiscal 1995's net income of approximately $6,771,000 or $0.33 per share by 30%. These results come from management's continued emphasis on long-term growth and expansion of the retail branch system. Favorable market conditions were enhanced during the quarter as interest rates leveled off after almost a year of interest rate swings.

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 96% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the three month period ended October 31, 1995, cash flows from operating activities decreased $79,386,000 compared with a decrease of $2,751,000 for the three months ended October 31, 1994. The change resulted primarily from an increase in the level of inventory carried to service the Registrant's customers.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Liquidity and Capital Resources (continued)

Cash flows from financing activities increased $70,379,000 for the three month period ended October 31, 1995 compared with an increase of $24,924,000 in the same period of the previous year. The increase was a result of the increase in short-term borrowings used to offset the operating effect of the increases in the receivables from brokers and dealers and clearing organizations and receivable from customers.

Investing activities resulted in a $1,572,000 decrease in cash flows of the current period compared to a $1,859,000 decrease in the previous period. This is primarily due to the continued efforts to implement upgrades to the branch office network system and the implementation of a new telecommunications system.

At October 31, 1995, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $90,724,037 which was $85,044,409 in excess of the 2% net capital requirement. During the quarter, the Registrant declared and paid cash dividends of $0.06 per share on the shares outstanding.

The Registrant continued the stock repurchase program begun in November, 1993. During the quarter, the Registrant repurchased 43,600 shares for an aggregate price of $503,100. Since the beginning of the repurchase program in 1994, the Registrant has purchased 3,087,189 shares for $26,628,664.

MORGAN KEEGAN, INC. and Subsidiaries

PART II OTHER INFORMATION

Item 1.  Legal proceedings

         Morgan Keegan & Company, Inc. is subject to various claims incidental to its securities business. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that it has meritorious defenses and has instructed its counsel to vigorously defend such lawsuits and claims, and that liability, if any, resulting from all litigation will have no material adverse effect on the Registrant's consolidated financial condition.

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

                                        Morgan Keegan, Inc.
                                           Registrant



                                  BY     /s/ Joseph C. Weller
                                             Joseph C. Weller
                                             EVP, CFO, Sec.-Treas.


Date:  December 4, 1995

MORGAN KEEGAN, INC. and Subsidiaries

Item 6.  Exhibit a.1.

COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

                                                 Three Months Ended
                                                     October 31
                                               1995              1994
PRIMARY

Average Shares outstanding                  20,158,409        20,393,361

Net effect of dilutive stock options
  based on the treasury stock method
  using average market price.
                                               112,820            39,567

     TOTAL                                  20,271,229        20,432,928

Net Income                                 $ 8,829,690       $ 6,770,562

Per Share Amount                           $      0.44       $      0.33



FULLY DILUTED

Average shares outstanding                  20,158,409        20,393,361

Net effect of dilutive stock options
  based on the treasury stock method
  using the quarter end market price,
  if higher than average market price.         112,820            39,567

     TOTAL                                  20,271,229        20,432,928

Net Income                                 $ 8,829,690       $ 6,770,562

Per Share Amount                           $      0.44       $      0.33
