Form 10-Q
period 1996-01-31
MORGAN KEEGAN INC
filed 1996-03-15
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JANUARY 31, 1996
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

           Class                             Outstanding at January 31, 1996
  Common Stock $.625 par value                    20,728,096
 PAGE

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Statements
    of Financial Condition. . . . . . . . January 31, 1996 and July 31, 1995

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months and six months ended
                                          January 31, 1996 and 1995

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Six months ended
                                          January 31, 1996 and 1995

  Notes to Consolidated
    Financial Statements. . . . . . . . . January 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information

Item 1.  Legal proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures
PAGE

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries
                                                January 31        July 31
                                                  1996             1995
                                               (unaudited)
                                                      (in thousands)
ASSETS
  Cash                                          $ 17,397        $ 22,287
  Securities segregated for regulatory
    purposes, at market                          247,200         226,000
  Deposits with clearing organizations
    and others                                     7,975           7,655
  Receivable from brokers and dealers and
    clearing organizations                        61,422          25,046
  Receivable from customers                      265,625         260,707
  Securities purchased under agreements
    to resell                                     48,287          91,861
  Securities owned, at market                    290,657         209,915
  Memberships in exchanges, at cost
    (market value-$2,741,000 at 1-31-96;
     $2,367,000 at 7-31-95)                          719             719
  Furniture, equipment and leasehold
    improvements, (less allowances for
    depreciation and amortization $10,807,000
    at 1-31-96; $12,159,000 at 7-31-95)           14,597          13,037
  Other assets                                    30,667          25,065

                                                $984,546        $882,292


LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                         $144,120        $127,649
  Commercial paper                                25,880           7,468
  Payable to brokers and dealers and
    clearing organizations                        17,259           5,387
  Payable to customers                           491,348         438,518
  Customer drafts payable                         12,852          13,774
  Securities sold under agreements to
    repurchase                                    12,630          35,360
  Securities sold, not yet purchased,
    at market                                     68,314          68,430
  Other liabilities                               54,091          46,249
                                                 826,494         742,835
Stockholders' equity
  Common Stock, par value $.625 per share:
    authorized 100,000,000 shares;
    20,728,096 shares issued and outstanding
    at 1-31-96; 20,168,703 at 7-31-95             12,955          12,605
  Additional paid-in capital                       3,319             712
  Retained earnings                              141,778         126,140

                                                 158,052         139,457

                                                $984,546        $882,292

See accompanying notes.
PAGE

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                               Three Months Ended       Six Months Ended
                                   January 31              January 31
                                (in thousands, except per share amounts)

                                 1996      1995          1996      1995
REVENUES
  Commissions                  $15,800   $10,775      $ 31,151   $ 20,864
  Principal transactions        29,582    21,358        58,786     42,999
  Investment banking            13,077    10,829        24,588     25,236
  Interest                      13,654     9,349        23,196     16,903
  Other                          5,344     2,956         8,676      5,472
          TOTAL                 77,457    55,267       146,397    111,474

EXPENSES
  Compensation                  39,442    28,161        76,686     58,136
  Floor brokerage and
     clearance                   1,106       923         2,175      1,796
  Communications                 4,063     3,769         8,611      7,644
  Travel and promotional         2,090     1,295         3,847      2,751
  Occupancy and equipment
     costs                       3,012     2,376         5,674      4,527
  Interest                       9,050     6,496        14,180     11,193
  Taxes, other than income
     taxes                       2,140     1,811         3,272      2,984
  Other operating expense        1,637       899         2,805      1,935
                                62,540    45,730       117,250     90,966


INCOME BEFORE INCOME TAXES      14,917     9,537        29,147     20,508
INCOME TAX EXPENSE               5,700     3,600        11,100      7,800

NET INCOME                     $ 9,217   $ 5,937      $ 18,047   $ 12,708

NET INCOME PER SHARE           $  0.45   $  0.29      $   0.89   $   0.62

DIVIDENDS PER SHARE            $  0.06   $  0.05      $   0.12   $   0.11



See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries

                                                      Six Months Ended
                                                         January 31
                                                     1996          1995
                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $18,047       $12,708
  Adjustments to reconcile net income to
      cash provided by operating activities:
    Depreciation and amortization                     1,874         1,562
    Deferred income taxes                              (780)           90
    Amortization of restricted stock                    780           720
                                                     19,921        15,080
 (Increase) decrease in operating assets:
  Receivable from brokers and dealers and
    clearing organizations                          (36,376)        3,065
  Deposits with clearing organizations
    and others                                         (320)       (4,714)
  Receivable from customers                          (4,918)       (6,398)
  Securities segregated for regulatory purposes     (21,200)      (96,400)
  Securities owned                                  (80,742)       26,395
  Other assets                                       (4,822)       (8,359)
Increase (decrease) in operating liabilities:
  Payable to brokers and dealers and clearing
    organizations                                    11,872          (286)
  Payable to customers                               52,830       106,861
  Customer drafts payable                              (922)       (1,594)
  Securities sold, not yet purchased                   (116)       17,940
  Other liabilities                                   7,842       (16,661)
                                                    (76,872)       19,849
  Cash provided by (used in) operating activities   (56,951)       34,929

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                   18,412        (5,235)
  Issuance of Common Stock                            2,777         2,196
  Retirement of Common Stock                           (601)       (5,019)
  Dividends paid                                     (2,408)       (2,147)
  Short-term borrowings                              16,471        12,600
  Securities purchased under agreements to resell    43,574      (162,640)
  Securities sold under agreements to repurchase    (22,730)      126,877
    Cash provided by (used in) financing activities  55,495       (33,368)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                           (3,434)       (3,325)
  Membership in exchanges                                             (41)
      Cash used for investing activities             (3,434)       (3,366)
      Increase (decrease) in Cash                    (4,890)       (1,805)
Cash at Beginning of Period                          22,287        12,854
Cash at End of Period                               $17,397       $11,049

Income tax payments were $10,392,000 and $8,934,000 for the six month period ending January 31, 1996 and 1995, respectively. Interest payments were $14,055,000 and $11,267,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

January 31, 1996

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996. For further information, refer to the financial statements and notes hereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1995.


NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions.
The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At January 31, 1996, M.K. & Co. had net capital of $93,582,507 which was 33% of its aggregate debit balances and $87,968,965 in excess of the 2% net capital requirement.

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

Results of Operations

The Registrant recognized record revenues of approximately $77,457,000 for the quarter ended January 31, 1996--surpassing the previous record of approximately $68,940,000 set in the first quarter of the current fiscal year. This revenue level represents a 40% increase over the same period of the previous fiscal year. Revenues for the quarter ended January 31, 1995 totaled approximately $55,267,000. The largest components of this increase include a 47% increase in commissions and a 39% increase in principal transactions. These increases are the result of the Registrant's continued growth in the retail branch system, taking advantage of the favorable market for investors including lower interest rates and political stability.

Operating expenses increased from $45,730,000 in the second quarter of fiscal 1995 to $62,540,000 for the same period ended January 31 of fiscal 1996.
This 37% increase in expenses for the quarter over the same period of the previous year is comprised of an approximate 40% increase in salary expense which is proportionate to the increase in revenues for the quarter. Travel and entertainment expense increased approximately 60% due to continued branch expansion and upgrading the communications network.

Net income for the quarter rose to a record level of approximately $9,217,000 or $.45 per share surpassing the record of $.44 per share set during the first quarter ended October 31, 1996. Net income for the quarter ended January 31, 1995 was approximately $5,937,000 or $.29 per share. Bullish markets continued throughout the quarter for both equity and fixed income products.

Total revenues were approximately $146,397,000 for the first six month period of the current fiscal year compared to approximately $111,474,000 for the six month period ended January 31, 1995. This 31% increase is composed of a 49% increase in commissions and a 37% increase in principal transactions. Relative market conditions, such as short-term interest rate volatility, stabilized in the current fiscal year enhancing market conditions in both the retail and institutional markets.
PAGE

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Results of Operations (continued)

Operating expenses year-to-date increased approximately 29% to $117,250,000 from approximately $90,966,000 for the six months ended January 31, 1995.
The largest components of this increase were a 32% increase in employee compensation and a 27% increase in interest expense. Both of these increases are in direct proportion with the 31% increase in sales volume.

Net income for the six month period ended January 31, 1996 was approximately $18,047,000 or $.89 per share establishing a new record for any six month period in the Registrant's history. Net income for the same period in the previous fiscal year was approximately $12,708,000 or $.62 per share.

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 95% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the six month period ended January 31, 1996, cash flows used in operating activities were $56,951,000 compared to $34,929,000 being provided by operating activities for the six months ended January 31, 1995. The noted change in the current year cash flows from operations is relative to the Registrant's increase in revenue volume and the level of inventories carried and customer receivables necessary to satisfy customer demands at the higher levels.

Cash flows provided by financing activities were $55,495,000 for the six month period ended January 31, 1996 compared to $33,368,000 being used in financing activities in the same period of the previous year. The increase was attributed to higher short-term borrowings, necessary to finance higher customer borrowings and inventory levels.

Investing activities resulted in a $3,434,000 use of cash flows for the current period compared to a $3,366,000 cash out flow in the previous period. This is primarily due to the continued efforts to implement upgrades to the branch office network system and the implementation of a new telecommunications system.

At January 31, 1996, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $93,582,507 which was $87,968,965 in excess of the 2% net capital requirement. During the quarter, the Registrant declared and paid cash dividends of $0.06 per share on the shares outstanding.

The Registrant continued the stock repurchase program begun in November, 1993. During the quarter, the Registrant repurchased 8,500 shares for an aggregate price of $97,750. The Registrant has repurchased 52,100 shares for and aggregate price of $600,850 for the six month period ended January 31, 1996. Since the beginning of the repurchase program in 1994, the Registrant has purchased 3,095,689 shares for $26,726,414.
PAGE

MORGAN KEEGAN, INC. and Subsidiaries

PART II OTHER INFORMATION

Item 1.  Legal proceedings

         The Registrant and its subsidiaries is subject to various claims incidental to its securities business. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that it has meritorious defenses and has instructed its counsel to vigorously defend such lawsuits and claims, and that liability, if any, resulting from all litigation will have no material adverse effect on the Registrant's consolidated financial condition.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 21, 1995, at the Registrant's annual meeting of its shareholders, 77% of the 20,168,704 shares outstanding at September 30, 1995 were represented by proxy. A quorum as declared present for the conduct of business and the following proposals were voted on:

         Proposal 1: Election of the directors from the following nominees to serve the registrant for the ensuing year:

               Allen B. Morgan, Jr.             John W. Stokes, Jr.
               William W. Deupree, Jr.          Kenneth F. Clark, Jr.
               Joseph C. Weller                 Peter S. Wilmott
               Donald Ratajczak                 James E. Harwood, III

         Results of vote: 100% of the votes cast were in favor of this proposal.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             1.  Computation of Earnings per Share

PAGE

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

                                        Morgan Keegan, Inc.
                                           Registrant



                                  BY     /s/ Joseph C. Weller
                                             Joseph C. Weller
                                             EVP, CFO, Sec.-Treas.


Date:    March 15, 1996

MORGAN KEEGAN, INC. and Subsidiaries

Item 6.  Exhibit a.1.

COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

                                Three Months Ended       Six Months Ended
                                    January 31              January 31

                                 1996        1995        1996        1995
PRIMARY

Average Shares outstanding   20,291,170  20,332,602   20,238,684  20,351,493

Net effect of dilutive
 stock options based on
 the treasury stock
 method using average
 market price.                   99,550      30,422      106,536      33,329

     TOTAL                   20,390,720  20,363,024   20,345,220  20,384,822

Net Income                  $ 9,217,217 $ 5,937,390  $18,046,907 $12,707,952

Per Share Amount           $      0.45 $      0.29  $      0.89 $      0.62



FULLY DILUTED

Average shares outstanding   20,291,170  20,332,602   20,238,684  20,351,493

Net effect of dilutive
 stock options based on
 the treasury stock
 method using the
 quarter end market
 price,if higher
 than average
 market price.                   99,550      30,422      106,536      33,329

     TOTAL                   20,390,720  20,363,024   20,345,220  20,384,822

Net Income                  $ 9,217,217 $ 5,937,390  $18,046,907 $12,707,952

Per Share Amount           $      0.45 $      0.29  $      0.89 $      0.62
