Form 10-Q
period 1996-04-30
MORGAN KEEGAN INC
filed 1996-06-13
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED APRIL 30, 1996
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

           Class                             Outstanding at April 30, 1996
  Common Stock $.625 par value                       20,500,496
PAGE

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Statements
    of Financial Condition. . . . . . . . April 30, 1996 and July 31, 1995

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months and nine months ended
                                          April 30, 1996 and 1995

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Nine months ended
                                          April 30, 1996 and 1995

  Notes to Consolidated
    Financial Statements. . . . . . . . . April 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information

Item 1.  Legal proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures
PAGE

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries

                                                April 30         July 31
                                                  1996             1995
                                               (unaudited)
                                                       (in thousands)
ASSETS
  Cash                                           $16,626        $ 22,287
  Securities segregated for regulatory
    purposes, at market                          222,800         226,000
  Deposits with clearing organizations
    and others                                     7,814           7,655
  Receivable from brokers and dealers and
    clearing organizations                        32,560          25,046
  Receivable from customers                      290,741         260,707
  Securities purchased under agreements
    to resell                                     88,865          91,861
  Securities owned, at market                    300,891         209,915
  Memberships in exchanges, at cost
    (market value-$3,284,000 at 4-30-96;
     $2,367,000 at 7-31-95)                          719             719
  Furniture, equipment and leasehold
    improvements, (less allowances for
    depreciation and amortization $17,370,000
    at 4-30-96; $12,159,000 at 7-31-95)           17,414          13,037
  Other assets                                    30,003          25,065

                                              $1,008,433        $882,292


LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                         $135,400        $127,649
  Commercial paper                                30,956           7,468
  Payable to brokers and dealers and
    clearing organizations                        20,419           5,387
  Payable to customers                           475,140         438,518
  Customer drafts payable                         13,335          13,774
  Securities sold under agreements to
    repurchase                                    54,092          35,360
  Securities sold, not yet purchased,
    at market                                     67,590          68,430
  Other liabilities                               48,431          46,249
                                                 845,363         742,835
Stockholders' equity
  Common Stock, par value $.625 per share:
    authorized 100,000,000 shares;
    20,500,496 shares issued and outstanding
    at 4-30-96; 20,168,703 at 7-31-95             12,813          12,605
  Additional paid-in capital                       1,349             712
  Retained earnings                              148,908         126,140

                                                 163,070         139,457

                                              $1,008,433        $882,292

See accompanying notes.
PAGE

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                               Three Months Ended       Nine Months Ended
                                   April 30                 April 30
                                (in thousands, except per share amounts)

                                 1996      1995          1996      1995
REVENUES
  Commissions                  $18,190   $10,916      $ 49,341   $ 31,780
  Principal transactions        29,417    19,870        88,203     62,868
  Investment banking            13,251     5,672        37,839     30,908
  Interest                      13,412    10,519        36,608     27,423
  Other                          5,027     3,170        13,703      8,641
          TOTAL                 79,297    50,147       225,694    161,620

EXPENSES
  Compensation                  41,491    25,251       118,177     83,387
  Floor brokerage and
     clearance                   1,189     1,026         3,364      2,822
  Communications                 5,003     3,961        13,614     11,605
  Travel and promotional         1,520     1,292         5,366      4,043
  Occupancy and equipment
     costs                       3,055     2,294         8,728      6,821
  Interest                       9,537     6,915        23,718     18,107
  Taxes, other than income
     taxes                       2,387     1,766         5,659      4,750
  Other operating expense        1,039       682         3,845      2,617
                                65,221    43,187       182,471    134,152


INCOME BEFORE INCOME TAXES      14,076     6,960        43,223     27,468
INCOME TAX EXPENSE               5,500     2,600        16,600     10,400

NET INCOME                     $ 8,576   $ 4,360      $ 26,623   $ 17,068

NET INCOME PER SHARE           $  0.41   $  0.22      $   1.30   $   0.84

DIVIDENDS PER SHARE            $  0.07   $  0.05      $   0.19   $   0.16



See accompanying notes.
PAGE

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries

                                                      Nine Months Ended
                                                          April 30
                                                     1996          1995
                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $26,623       $17,068
  Adjustments to reconcile net income to cash
      provided by (used for) operating activities:
    Depreciation and amortization                     2,968         2,437
    Deferred income taxes                            (1,140)           90
    Amortization of restricted stock                  1,530         1,110
                                                     29,981        20,705
 (Increase) decrease in operating assets:
  Receivable from brokers and dealers and
    clearing organizations                           (7,514)      (16,222)
  Deposits with clearing organizations
    and others                                         (159)       (4,714)
  Receivable from customers                         (30,034)      (24,561)
  Securities segregated for regulatory purposes       3,200      (144,699)
  Securities owned                                  (90,976)       20,168
  Other assets                                       (3,798)       (7,838)
Increase (decrease) in operating liabilities:
  Payable to brokers and dealers and clearing
    organizations                                    15,032        (2,513)
  Payable to customers                               36,622       129,623
  Customer drafts payable                              (439)        3,375
  Securities sold, not yet purchased                   (840)       23,058
  Other liabilities                                   2,182       (20,078)
                                                    (76,724)      (44,401)
  Cash used in operating activities                 (46,743)      (23,696)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                   23,488        (3,208)
  Issuance of Common Stock                            2,862         2,209
  Retirement of Common Stock                         (3,548)       (9,348)
  Dividends paid                                     (3,854)       (3,235)
  Short-term borrowings                               7,751        67,669
  Securities purchased under agreements to resell     2,996      (185,214)
  Securities sold under agreements to repurchase     18,732       159,899
    Cash provided by financing activities            48,427        28,772

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                           (7,345)       (4,951)
  Membership in exchanges                                             (41)
      Cash used for investing activities             (7,345)       (4,992)
      Increase (decrease) in Cash                    (5,661)           84
Cash at Beginning of Period                          22,287        12,854
Cash at End of Period                               $16,626       $12,938

Income tax payments were approximately $16,246,000 and $11,818,000 for the nine month period ending April 30, 1996 and 1995, respectively. Interest payments were $23,886,000 and $18,085,000 for the same periods, respectively.

See accompanying notes.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

April 30, 1996

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1996. For further information, refer to the financial statements and notes hereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1995.


NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions.
The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At April 30, 1996, M.K. & Co. had net capital of $96,178,473 which was 32% of its aggregate debit balances and $90,151,567 in excess of the 2% net capital requirement.

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

Results of Operations

Revenues for the Registrant increased 58% to a new quarterly record of $79,297,000 for the quarter ended April 30, 1996 from approximately $50,147,000 for the quarter ended April 30, 1995. This record exceeds the previous quarterly revenue record established in the second quarter of the current year when revenues were approximately $77,457,000. The increase in the current quarter versus the same quarter of the previous year is attributable to increases in principal transactions (48%),investment banking fees (134%) and commission revenues (66%). Individual investor activity was at record levels for the Registrant's brokerage subsidiary and throughout the market with multiple new records set on the Dow during the quarter.

Operating expenses increased approximately 51% to $65,221,000 as compared to $43,187,000 in the same period of the previous year. Employee compensation expenses rose 64%, accounting for the most significant increase in expenses. This increase is proportionate to the increase in revenues for the quarter.

Net income for the quarter was $.41 per share or approximately $8,576,000 compared to $.22 per share or approximately $4,360,000 in the same period of the previous fiscal year.

Total revenues for the nine month period ended April 30, 1996 were $225,694,000 compared to $161,620,000 for the same period in the previous fiscal year. This 40% increase is composed of a 55% increase in commissions and a 40% increase in principal transactions. Relative market conditions appear to have stabilized in the current year enhancing bullish market conditions for both the individual and institutional investors and allowing the Company to take advantage of the continuing expansions of its branch office network.

Operating expenses year-to-date increased approximately 36% to $182,471,000 from approximately $134,152,000 one year ago. Employee compensation increased approximately 42% and interest expense increased 31%. Both of these increases proportionate to the noted increase in revenues for the year. PAGE

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Results of Operations (continued)

Net income for the nine months ended April 30, 1996 was approximately $26,623,000 compared to $17,068,000 to the same period in the previous year. On a per share basis, the current year earnings equal $1.30 versus $.84 for the previous year.


Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 95% of the its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and the other payables. For the nine month period ended April 30, 1996, cash flows used in operating activities were $46,743,000 compared to $23,696,000 used in the nine month period ended April 30, 1995. The noted change in the current year is relative to the Registrant's increase in revenues and the level of inventories carried and customer receivables necessary to satisfy customer demands in the currently existing bullish market conditions.

Cash flows provided by financing activities were $48,427,000 for the nine months ended April 30, 1996 compared to $28,772,000 for the same period in the previous period. The increase was attributed to higher levels of borrowings (primaily the Registrant's commercial paper), necessary to finance higher customer borrowings and inventory levels.

Investing activities resulted in a $7,345,000 use of cash flows for the current period compared to $4,992,000 in the previous year. These investing activities are Registrant's continued efforts to upgrade and enhance the broker/dealer subsidiary's branch communication networks and mainframe computers system utilized by the Registrant. Subsequent to the end of the quarter, Morgan Properties, LLC, a wholly-owned subsidiary of the Registrant, purchased the 23 story office building located at 50 North Front Street used as the Registrant's headquarters in Memphis, Tennessee. The purchase price was $20 million and was financed by a 25 year mortgage agreement.

At April 30, 1996, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $96,178,473 which was $90,151,567 in excess of the 2% net capital requirement. During the quarter, the Registrant declared and paid dividends of $.07 per share on the shares outstanding.

The Registrant continued the stock repurchase program begun in November, 1993. During the quarter, the Registrant repurchased 245,600 for an aggregate price of $2,947,200. The Registrant has repurchased 297,700 shares for an aggregate price of $3,548,050 for the nine month period ended April 30, 1996. Since the beginning of the repurchase program in 1994, the Registrant has purchased 3,341,289 shares for $29,673,614.
PAGE

MORGAN KEEGAN, INC. and Subsidiaries

PART II OTHER INFORMATION

Item 1.  Legal proceedings

         The Registrant and its subsidiaries are subject to various claims incidental to its securities business. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that it has meritorious defenses and has instructed its counsel to vigorously defend such lawsuits and claims, and that liability, if any, resulting from all litigation will have no material adverse effect on the Registrant's consolidated financial condition.

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

                                        Morgan Keegan, Inc.
                                           Registrant



                                  BY       /s/ Joseph C. Weller
                                             Joseph C. Weller
                                             EVP, CFO, Sec.-Treas.


Date:      June 14, 1996
PAGE

MORGAN KEEGAN, INC. and Subsidiaries

Item 6.  Exhibit 11.

COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

                                Three Months Ended       Nine Months Ended
                                    April 30                 April 30
                                  1996        1995        1996        1995
PRIMARY

Average Shares outstanding   20,673,446  20,413,312   20,363,648  20,350,308

Net effect of dilutive
 stock options based on
 the treasury stock
 method using average
 market price.                  120,562      72,932      131,437      46,626

     TOTAL                   20,794,008  20,486,244   20,495,085  20,396,934

Net Income                  $ 8,575,946 $ 4,360,211  $26,622,853 $17,068,163

Per Share Amount            $      0.41 $      0.22  $      1.30 $      0.84



FULLY DILUTED

Average shares outstanding   20,673,446  20,413,312   20,363,648  20,350,308

Net effect of dilutive
 stock options based on
 the treasury stock
 method using the
 quarter end market
 price,if higher
 than average
 market price.                  120,562      72,932      131,437      46,626

     TOTAL                   20,794,008  20,486,244   20,495,085  20,396,934

Net Income                  $ 8,575,946 $ 4,360,211  $26,622,853 $17,068,163

Per Share Amount            $      0.41 $      0.22  $      1.30 $      0.84

