Form 10-K
period 1996-07-31
MORGAN KEEGAN INC
filed 1996-10-29
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1996
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


    Title of each class            Name of each exchange on which registered
Common Stock, $.625 par value               New York Stock Exchange, Inc.
         Securities registered pursuant to Section 12 (g) of the Act
                   Common Stock, par value $.625 per share
                               (Title of Class)

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

  At October 11, 1996, the Registrant had approximately 20,427,631 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $324,288,642.

                DOCUMENTS INCORPORATED HEREIN BY REFERENCE:
  Portions of the Registrant's Annual Report to Shareholders for the year ended July 31, 1996, which has been furnished to the Commission pursuant to Regulation 240.14a(3) (c), are incorporated by reference into Parts I and II of this Report on Form 10-K. Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 22, 1996, which will be filed with the Commission pursuant to Regulation 240.14a(6)(c) prior to October 18, 1996, are incorporated by reference into Part III and Part IV of this Report on Form 10-K.
PAGE

                                       PART I

Item 1. BUSINESS

General

  Morgan Keegan, Inc. (Registrant) is a holding company whose principal subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is a regional securities broker/dealer serving retail customers in the southeastern United States and institutional clients throughout the United States and abroad.
The Registrant has very few operations and substantially all of the Registrant's consolidated revenues are generated through the broker/dealer subsidiary. The subsidiary is a trader, broker and underwriter of fixed income and equity securities and provides related financial services in support of its broker/dealer activities. Products offered by M.K. & Co. include stocks; corporate and tax-exempt bonds; U.S. Government, agency and guaranteed securities; tax advantaged investments; options; investment and advisory services; a money market fund; and a regional mutual fund managed by Morgan Asset Management, Inc., a subsidiary of the Registrant. M.K. & Co. also produces capital raising services for corporate and government clients, margin credit for individual customers, research, and economic and business analysis of financial and stock market data for its customers. The percentage (%) of total revenues derived from the various business areas is as follows:

                                                Year Ended July 31
                                          1996         1995         1994
Institutional clients                       24           26           31

Retail customers                            45           44           41

Investment banking fees, interest and
  other activities                          31           30           28

Total                                      100          100          100

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

  M.K. & Co. has thirty-five offices in twelve states. The following table reflects the number of account executives in each office as of July 31, 1996:

                          Account                                  Account
Office                   Executives      Office                   Executives
Birmingham, Alabama          34          New Orleans, Louisiana      22

Decatur, Alabama              5          Shreveport, Louisiana       13

Fairhope, Alabama             1          Boston, Massachusetts        4

Huntsville, Alabama          14          Jackson, Mississippi        25

Mobile, Alabama              16          New York, New York           5

Montgomery, Alabama          25          Durham, North Carolina       8

Little Rock, Arkansas        44          Raleigh, North Carolina      6

Rogers, Arkansas              5          Wilmington, North Carolina   5

Ft. Lauderdale, Florida       6          Jackson, Tennessee           6

Pensacola, Florida            6          Knoxville, Tennessee        25

Athens, Georgia               4          Memphis, Tennessee

Atlanta, Georgia             24                Headquarters         109

Bowling Green, Kentucky       5                Suburban Offices      38

Lexington, Kentucky           7          Nashville, Tennessee        25

Louisville, Kentucky         22          Austin, Texas               27

Baton Rouge, Louisiana       15          Dallas, Texas                7

Lafayette, Louisiana          9          Houston, Texas              29

     TOTAL                                                          596

PAGE

Revenues by Source

  The following table sets forth the Registrant's consolidated revenues indicated in dollars and as a percentage of total revenues for the periods:

                                         (Dollars in Thousands)
                                           Year Ended July 31

                                 1996           1995           1994

                            Amount     %     Amount     %     Amount     %
REVENUES
  Commissions
    Listed securities       $26,467   8.78   $21,246   9.32   $22,748   9.81
    Over-the-counter
        securities           21,849   7.25    12,624   5.54    10,076   4.35
    Options                   3,243   1.08     2,631   1.15     1,990   0.86
    Other                    16,311   5.41     9,661   4.24    11,723   5.06
      TOTAL                  67,870  22.52    46,162  20.25    46,537  20.08

  Principal transactions
    Corporate securities     59,567  19.76    36,724  16.10    33,541  14.47
    Municipal securities     16,345   5.42    16,404   7.19    14,135   6.10
    U.S. Government
        obligations          39,291  13.04    33,982  14.90    41,746  18.02

     TOTAL                  115,203  38.22    87,110  38.19    89,422  38.59

  Investment banking
    Corporate securities     25,990   8.62    25,009  10.97    32,850  14.18
    Municipal securities      2,427   0.81     1,926   0.84     4,059   1.75
    Underwriting, management
        and other fees       21,884   7.26    18,259   8.01    18,923   8.17
      TOTAL                  50,301  16.69    45,194  19.82    55,832  24.10

  Interest
    Interest on margin
        balances             19,752   6.55    17,519   7.68    10,824   4.67
    Interest on securities
        owned                30,171  10.01    20,261   8.88    14,070   6.07
      TOTAL                  49,923  16.56    37,780  16.56    24,894  10.74

   Other Income              18,109   6.01    11,826   5.18    15,035   6.49

      TOTAL REVENUES      $301,406  100.0  $228,072  100.0  $231,720  100.0

  Because of the interdependence of various activities and departments of the Registrant's business, and the arbitrary assumptions involved in allocating overhead, including administrative, communications and securities processing expenses, it is not possible to state the percentage contribution to net income of each aspect of the Registrant's operations.
PAGE

Institutional Business

  During the three years ended July 31, 1996, approximately 27% of the Registrant's total consolidated revenues were derived from institutional clients. M.K. & Co.'s institutional clients include mutual funds, commercial banks, thrift institutions, insurance companies, pension funds and private money managers. Most of these clients are located in the United States; however, some are located abroad, principally in the United Kingdom and Canada. In the fiscal year ended July 31, 1996, no single institutional client accounted for more than 2% of the Registrant's total revenues. M.K.
& Co.'s institutional clients purchase or sell fixed income and equity securities primarily in large dollar amounts; transactions in these securities are usually executed for these clients on a principal basis. See PRINCIPAL TRANSACTIONS. M.K. & Co. also provides other services, including research, to its institutional clients.

  For the fiscal years ended July 31, 1996, 1995, and 1994, institutional revenues and percentages of total consolidated revenues were $73,468,000 (24%), $60,097,000 (26%) and $72,774,000 (31%), respectively.

Retail Business

  During each of the three years ended July 31, 1996, approximately 43% of the Registrant's total revenues were derived from transactions with retail (individual) customers. For the fiscal years ended July 31, 1996, 1995, and 1994, such revenues of total consolidated revenues were $134,807,000 (45%), $100,239,000 (44%), and $95,576,000 (41%), respectively.

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

  Transactions in securities may be executed on either a cash or margin basis. As a service to its retail customers, M.K. & Co. provides margin accounts which allow the customer to pay less than the full cost of a security purchased, the balance of the purchase price being provided by M.K. & Co. as a loan secured by the securities purchased. The amount of the loan is subject to the margin requirements (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and M.K. & Co. internal policies, which in some instances are more stringent than Regulation T or exchange requirements. In permitting customers to purchase securities on margin, M.K. & Co. bears the risk of a market decline which could reduce the value of its collateral below the customers' indebtedness. Interest charged on customer margin accounts represented approximately 6.6% of total revenues in fiscal 1996.

Principal Transactions

  M.K. & Co. trades for its own account in corporate and tax-exempt securities and U.S. government, agency and guaranteed securities. Most of these transactions are entered into in order to facilitate the execution of customers' orders to buy or sell these securities. In addition, it trades certain equity securities in order to "make a market" in these securities.

      As of July 31, 1996, the Registrant made a market in common stock or other equity securities of approximately 178 corporations, many of which are stocks followed by its research department.
  M.K. & Co.'s trading activities require the commitment of capital. All principal transactions place the Registrant's capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations.
In some cases, in order to hedge the risks of carrying inventory, MK & Co. enters into transactions for U.S. Treasury note futures. The following table sets forth for the year ended July 31, 1996, the highest, lowest and average month-end inventories (including the aggregate of both long and short positions) for the types of securities in which M.K. & Co. acts as principal:

                                   Highest         Lowest          Average
                                  Inventory       Inventory       Inventory
Common stocks                   $ 34,207,250    $ 16,029,898    $ 20,557,670

Corporate debt securities         47,892,718      26,617,863      38,283,982

Tax-exempt securities            128,696,669      45,882,495      79,634,822

U.S. government, agency,
 and guaranteed securities       229,145,299     145,894,183     200,377,278



The following table sets forth the composition of revenues from principal transactions:

                                           Year Ended July 31
                                 1996             1995             1994

                              Amount    %      Amount     %      Amount    %
Common stocks             $ 52,206,040  45  $31,123,000  36  $27,055,067  30

Corporate debt securities    7,361,130   7    5,601,396   6    6,486,202   7

Tax-exempt securities       16,344,828  14   16,404,132  19   14,135,366  16

U.S. government, agency,
 and guaranteed
 securities                 39,291,236  34   33,981,688  39   41,746,006  47

Total                     $115,203,234 100  $87,110,216 100  $89,422,641 100

PAGE

  M.K. & Co. participates in selling groups organized to distribute new issues of securities of the Federal Home Loan Bank, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Farm Credit Bank and the Student Loan Mortgage Association. The following table sets forth selling group participation of M.K. & Co. in distributions of agency securities:

          Year Ended               Number               Amount of
           July 31                 Issues            Participation
            1996                    46                $317,690,000
            1995                    52                 382,075,000
            1994                    70                 566,630,000
            1993                    90                 690,705,000
            1992                    99                 963,215,000

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

  Although repurchase transactions are structured as sales, courts recently have treated them as financing transactions, that is, loans collateralized by securities. Because of this uncertain nature of the transaction, it is M.K. & Co.'s practice to take steps to perfect a security interest in the securities to protect itself if a transaction were deemed a loan. In repurchase transactions M.K. & Co. bears the risk that the other party to the transaction will fail to perform its obligation to repurchase the securities (repay the loan) or to deliver the securities purchased (return the collateral). In such event, M.K. & Co. could incur a loss equal to the difference between the price to be paid for the securities and their market value at the repurchase date. If the transaction is deemed to be a loan and should M.K. & Co. fail to take possession of the securities acquired by it in such a transaction, or otherwise fail to perfect a security interest in them, the loss could be equal to the full repurchase price.
PAGE

Concentrations of Credit Risk

  As a securities broker/dealer, M.K. & Co. is engaged in various securities trading and brokerage activities servicing a diverse group of domestic and foreign corporations, governments, institutional and retail (individual) investors. A substantial portion of M.K. & Co.'s transactions are collateralized and are executed with and on behalf of institutional investors including other broker/dealers, commercial banks, insurance companies, pension plans, mutual funds and other financial institutions. M.K. & Co.'s exposure to credit risk associated with the non-performance of these customers in fulfilling their contractual obligations pursuant to securities and commodities transactions, can be directly impacted by volatile trading markets which may impair the customers' ability to perform. M.K. & Co.'s principal activities are also subject to the risk of the counterpart's non-performance.

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

                         CORPORATE                     TAX-EXEMPT

Year Ended        Number of     Amount of       Number of     Amount
 July 31           Issues    Participation       Issues    Participation
  1996               246      $744,497,589          322    $1,449,875,000
  1995               195       867,514,389          104       349,005,000
  1994               330       774,651,373          159       312,056,000
  1993               307       596,588,928          168       430,272,000
  1992               245       547,846,000          162       341,310,000

  Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. A participant may incur losses if it is unable to resell the securities it has committed to purchase, or if it is forced to liquidate its commitment at less than the agreed purchase price.

In addition, under federal securities laws, other statutes and court decisions, a participant may be subject to substantial liability for material misstatements or omissions in prospectuses and other communications with respect to such offerings. Further, underwriting commitments involve a charge against net capital and the ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule. See Note 10 - Regulatory Requirements - on page 25 of the 1996 Annual Report to Shareholders.

In addition to its underwriting and selling group activities, M.K. & Co. engages in structuring, managing and marketing private offerings of corporate and tax-exempt securities, and assists in arranging mergers, acquisitions, divestitures and venture capital financing. M.K. & Co. provides valuation and financial consulting services for gift and estate tax purposes, employee stock ownership trusts, mergers, acquisitions, stock purchase agreements and other corporate purposes, as well as valuations for private companies in the process of going public. Other services include long-range financial planning, financial public relations and cash management services. The Registrant's subsidiary, Merchant Bankers, Inc., serves as a general partner in two limited partnerships, Morgan Keegan Merchant Banking Fund Limited Partnerships I and II, currently together have approximately $20,000,000 in assets and are engaged in merchant banking activities.

Other Products

  M.K. & Co. offers special products, including insurance products and interests in various tax advantaged investments. Such tax advantaged investments are generally in the form of limited partnership interests in real estate, oil drilling, or similar ventures. Neither the Registrant nor the broker/dealer acts as the general partner for such partnerships. Morgan Keegan Managed Futures, Inc., a wholly-owned subsidiary of the Registrant, acts as general partner to the Southern Capital Enhanced Equity Fund Limited Partnership, (the "FUND"), an investment limited partnership. The Fund seeks substantial capital appreciation through investing approximately 80% of its assets in growth stocks and the remaining assets in a stock index futures trading program.

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

Research Services

  M.K. & Co.'s research services include the review and analysis of the economy, general market conditions, industries and specific companies; recommendation of specific action with regard to industries and specific companies; review of customer portfolios; furnishing of information to retail and institutional customers; and responses to inquiries from customers and account executives. These services are made available generally without charge to customers.
PAGE

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

  The following table sets forth high, low and average monthly purchase and sale transactions processed by M.K. & Co:

     Year Ended                      Number of Transactions
      July 31                  High           Low           Average
       1996                   77,289         47,209          61,618
       1995                   57,362         41,414          47,875
       1994                   56,859         38,457          43,340
       1993                   43,544         28,358          36,584
       1992                   40,019         24,847          31,344

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

  M.K. & Co. posts its books and records daily and believes they are accurate. Periodic reviews of certain controls are conducted, and administrative and operations personnel meet frequently with management to review operational conditions in the firm. Operations personnel monitor day to day operations to assure compliance with applicable laws, rules and regulations. There is an internal audit department and an audit committee, both of which help management place an emphasis on strong internal controls.

Employees

  As of July 31, 1996, M.K. & Co. had 1,491 employees, 596 of whom were account executives, 272 of whom were engaged in other service areas, including trading, research and investment banking, and 623 of whom were employed in accounting, clearing, data processing, management and other activities.

<PAGEp

  In large part, the Registrant's future success is dependent upon its subsidiary's continuing ability to hire, train and retain qualified account executives. During the fiscal year ended July 31, 1996, M.K. & Co. hired 110 account executives for a net increase of 45 over the beginning of the fiscal year. M.K. & Co. trains new account executives who are required to take examinations given by the NYSE, the NASD and certain state securities regulators in order to be registered and qualified. M.K. & Co. also provides continuing training programs for account executives. Competition is intense among securities firms for account executives with good sales production records.

  M.K. & Co. considers its employee relations to be good and considers compensation and employee benefits offered which includes medical, life and disability insurance, 401(k) retirement plan and a discounted stock purchase plan, to be competitive with those offered by other securities firms.

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

  One of the most important regulations with which the Registrant's broker/dealer subsidiary must continually comply is the "net capital rule" of the Securities and Exchange Commission and a similar rule of the New York Stock Exchange. These rules, under the alternative method, prohibit a broker/dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit balances arising from customer transactions; in addition, restrictions may be imposed on the operations of a broker/dealer if its net capital is less than 5% of aggregate debit items. At July 31, 1996, the Registrant's subsidiary's net capital was 33% of aggregate debit items. See Note 10 - Regulatory Requirements - page 25 of the 1996 Annual Report to Shareholders.
PAGE

 The laws, rules and regulations of the various federal, state and other regulatory bodies to which the business of the Registrant is subject are constantly changing. While management believes that it is currently in compliance in all material respects with all laws, rules and regulations applicable to its business, it cannot predict what effect any such changes might have.

Item 2.  PROPERTIES

  The Registrant's headquarters occupy approximately 134,000 square feet in Morgan Keegan Tower in Memphis, Tennessee. On May 31, 1996, Morgan Keegan Tower was purchased by Morgan Properties, LLC, a wholly-owned subsidiary of the Registrant. The acquisition was financed with a twenty-five year term mortgage payable at 8.25% fixed rate with the building as collateral. Management believes the acquisition will allow the Company to better control and manage its future space needs. The Registrant's offices are leased with the exception of Morgan Properties, LLC. See Note 4 - Leases - on page 22 of the 1996 Annual Report to Shareholders.

Item 3.  LEGAL PROCEEDINGS

  The Registrant is named in and subject to various proceedings and claims incidental to its securities business. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that the resolution of such litigation and claims will have no material adverse effect on the Registrant's results of operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report.


                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The information required by this item is incorporated herein by reference to Note 12 - Quarterly Results of Operations (Unaudited) - on page 26 of the 1996 Annual Report to Shareholders, a copy of which is enclosed.

Item 6.  SELECTED FINANCIAL DATA

  The information required by this item is incorporated herein by reference to the Ten Year Financial Summary on pages 14 and 15 and Additional Financial Information (Unaudited) on page 17 of the 1996 Annual Report to Shareholders, a copy of this is enclosed.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is incorporated herein by reference to page 16 of the 1996 Annual Report to Shareholders, a copy of which is enclosed.
PAGE

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated herein by reference to pages 18 through 26 of the 1996 Annual Report to Shareholders, a copy of which is enclosed.

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no disagreements on accounting and financial disclosure.


                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 18, 1996 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 22, 1996.

Item 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 18, 1996 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 22, 1996.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 18, 1996 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 22, 1996.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 18, 1996 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 22, 1996.

PAGE

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Financial Statements, Financial Statement Schedules and Exhibits

(1) The following consolidated financial statements of the Registrant and its subsidiaries, included in the 1996 Annual Report to Shareholders are incorporated by reference in Item 8:

    Consolidated Statements of Financial Condition     July 31, 1996 and 1995

    Consolidated Statements of Income               Years ended July 31, 1996
                                                        1995, and 1994

    Consolidated Statements of Stockholders'        Years ended July 31, 1996
        Equity                                           1995, and 1994

    Consolidated Statements of Cash Flows           Years ended July 31, 1996
                                                         1995, and 1994

    Notes to Consolidated Financial Statements                  July 31, 1996
PAGE

(2) The following consolidated financial statement schedule of Morgan Keegan, Inc. and subsidiaries is included in Item 14 (d):

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

    Exhibit 27 - Financial Data Schedule                              Page 21

*Certain portions of the Annual Report to Shareholders are incorporated herein by reference: the Annual Report to Shareholders is not to be deemed filed as a part of this Annual Report on Form 10-K.

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended July 31, 1996.

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


Date:  October 25, 1996

  Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                       TITLE                        DATE


 /s/ Kenneth F. Clark, Jr.
Kenneth F. Clark, Jr.           Director                     October 25, 1996



 /s/ William W. Deupree, Jr.
William W. Deupree, Jr.         Director                     October 25, 1996



 /s/ Allen B. Morgan, Jr.
Allen B. Morgan, Jr.            Chairman and Director        October 25, 1996



 /s/ Donald Ratajczak
Donald Ratajczak                Director                     October 25, 1996



 /s/ John W. Stokes, Jr.
John W. Stokes, Jr.             Vice President and Director  October 25, 1996



 /s/ Joseph C. Weller
Joseph C. Weller                Secretary/Treasurer and      October 25, 1996
                                Director


 /s/ Peter S. Willmott
Peter S. Willmott               Director                     October 25, 1996

Schedule I
Condensed Financial Statements of Registrant
Morgan Keegan, Inc. (Parent Company)

Condensed Balance Sheets                             July 31

                                            1996                  1995
ASSETS
  Cash                                    $      1,000            $    1,000
  Securities owned                           2,080,105             1,931,470
  Furniture, equipment and leasehold
    improvements less allowances for
    depreciation and amortization
    ($7,774,721 at July 31, 1996,
     $7,324,441 at July 31, 1995)           10,187,711             6,807,524
  Investments in subsidiaries (a)          173,434,119           143,568,182
  Intercompany receivables (a)              21,803,616
  Other assets                               5,921,080             6,403,139
      Total Assets                        $213,427,631          $158,711,315

LIABILITIES
  Short-term borrowings                   $  1,400,000           $11,400,000
  Commercial paper                          42,928,286             7,468,217
  Intercompany payables (a)                                          384,222
  Other liabilities                             91,425                 1,424
STOCKHOLDERS' EQUITY
  Common Stock                              12,773,497            12,605,439
  Additional paid-in-capital                 1,510,383               712,098
  Retained earnings                        154,724,040           126,139,915
                                           169,007,920           139,457,452
      Total Liabilities and
        Stockholders' Equity              $213,427,631          $158,711,315


Condensed Income Statements                           July 31

                                          1996         1995         1994
  Rental income                      $ 2,492,649  $ 2,167,988  $ 1,881,486
  Interest income                        396,957      185,095    4,198,859
  Investment income                        5,064                 2,248,375
  Depreciation                        (2,492,649)  (2,167,988)  (1,881,486)
  Other                                    7,507      402,300        6,636
  Interest expense                       (90,000)
  Income taxes                          (125,000)    (300,000)    (915,000)
  Equity in net income
    of subsidiaries                   33,672,460   23,560,974   26,302,292

    Net Income                       $33,866,988  $23,848,369  $31,841,162





(a) Eliminated in consolidation

PAGE

Condensed Financial Statements of Registrant
Morgan Keegan, Inc. (Parent Company)

Condensed Statement of Cash Flows                      July 31

                                           1996         1995         1994
Cash Flows From Operating Activities
 Operations (net income)             $33,866,988  $23,848,369  $31,841,162
 Less:Income from subsidiaries       (33,672,460) (23,560,974) (26,302,292)
 Amortization of restricted stock      2,580,000    1,800,000    1,580,000
 Depreciation expense                  2,492,649    2,167,988    1,881,486
 Decrease (increase) in other assets     482,059   (3,494,309)  (2,637,163)
 (Decrease) increase in intercompany
   payables                             (384,222)  (2,672,397)   6,973,383
 (Decrease) increase in other
   liabilities                            90,001        1,424
 Increase in intercompany
   receivables                       (21,803,616)
 Increase (decrease) from operating
   activities                        (16,348,601)  (1,909,899)  13,336,576

Cash Flows From Financing Activities
 Proceeds (payments) from short
   term borrowings                   (10,000,000)  10,000,000
 Proceeds from sale or
   issuance of common stock            2,920,669    2,232,853    6,423,113
 Proceeds (payments) of
   commercial paper                   35,460,069   (1,724,909)  (1,863,691)
 Dividends paid                       (5,282,864)  (4,438,988)  (4,036,931)
 Retirement of common stock           (4,534,325)  (9,349,500) (16,777,386)
 (Decrease)increase from
   financing activities               18,563,549   (3,280,544) (16,254,895)

Cash Flows From Investing Activities
 (Increase) decrease in securities
   owned                                (148,635)    (164,105)    (396,476)
 (Increase) decrease in investment
   in subsidiaries                     3,806,523    8,754,208    5,386,772
 Purchase of furniture, equipment
   and leasehold improvements         (5,872,836)  (3,399,660)  (2,071,977)
 (Increase) decrease from investing
   activities                         (2,214,948)   5,190,443    2,918,319
 Increase in cash                              0            0            0
       CASH AT BEGINNING OF YEAR           1,000        1,000        1,000
       CASH AT END OF YEAR                $1,000       $1,000       $1,000

Notes to Financial Statements

1. Basis of Presentation - In the Parent-Company-only financial statements, the Registrant's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. The
Registrant's share of net income of its unconsolidated subsidiaries is included in consolidated income using the equity method. Parent-Company-only financial statements should be read in conjunction with the Registrant's consolidated financial statements.

PAGE

EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                                           Year Ended July 31

                                    1996          1995          1994
PRIMARY

Average shares outstanding       20,390,236     20,308,407    21,145,595

Net effect of dilutive stock
  options - based on the treasury
  stock method using average
  market price.                      95,004         82,360        71,614

     TOTAL                       20,485,240     20,390,767    21,217,209

Net Income                      $33,866,988    $23,848,369   $31,841,162

Per share amount                      $1.65          $1.17         $1.46



FULLY DILUTED

Average shares outstanding       20,390,236     20,308,407    21,145,595

Net effect of dilutive stock
  options - based on the treasury
  stock method using the year end
  market price, if higher than
  average market price.              95,004         82,360        71,614

     TOTAL                       20,485,240     20,390,767    21,217,209

Net Income                      $33,866,988    $23,848,369   $31,841,162

Per share amount                      $1.65          $1.17         $1.46


EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in this Annual Report (Form 10-K) of Morgan Keegan, Inc. of our report dated September 19, 1996, included in the 1996 Annual Report to Shareholders of Morgan Keegan, Inc.

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

  We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-16982) pertaining to the 1985 Restricted Stock and Stock Option Plan and in the Registration Statement (Form S-8 No. 33-32974) pertaining to the Employee Stock Purchase Plan of Morgan Keegan, Inc. of our report dated September 19, 1996, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Morgan Keegan, Inc.




                                         /S/ Ernst & Young LLP
                                         ERNST & YOUNG LLP




Memphis, Tennessee
October 25, 1996