Form 10-K/A
period 1996-07-31
MORGAN KEEGAN INC
filed 1996-10-30
CIK 729600

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




                                         /S/ Ernst & Young LLP
                                         ERNST & YOUNG LLP




Memphis, Tennessee
October 25, 1996
PAGE

Report of Independent Auditors



Board of Directors
Morgan Keegan, Inc.

  We have audited the accompanying consolidated statements of financial condition of Morgan Keegan, Inc. and subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
  We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
  In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Morgan Keegan, Inc. and subsidiaries at July 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.



                                                    ERNST & YOUNG LLP


Memphis, Tennessee
September 19, 1996
PAGE

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

                                 (In thousands, except per share amounts)
Years ended July 31                           1996
Revenues
Commissions
  Listed securities                        $ 26,467
  Over-the-counter                           21,849
  Options                                     3,243
  Other                                      16,311
                                             67,870
Principal transactions:
  Corporate securities                       59,567
  Municipal securities                       16,345
  U.S. government securities                 39,291
                                            115,203
Investment banking:
  Corporate securities                       25,990
  Municipal securities                        2,427
  Underwriting management and other fees     21,884
                                             50,301
Interest:
  Interest on margin balances                19,752
  Interest on securities owned               30,171
                                             49,923
Other                                        18,109
                                            301,406

Expenses
Compensation                                158,352
Floor brokerage and clearance                 4,397
Communications                               18,892
Travel and promotional                        7,336
Occupancy and equipment costs                11,812
Interest                                     32,930
Taxes, other than income taxes                7,006
Other operating expenses                      5,514
                                            246,239
Income (loss) before income taxes            55,167
Income tax expense (credit)                  21,300
Net income                                 $ 33,867
Per Share Data*
Net income                                 $   1.65
Book value                                 $   8.27
Other Data (at year end):
Total assets                               $947,338
Stockholders' equity                       $169,008
Common shares outstanding*                   20,438

*Adjusted for a three-for-two stock split in April, 1986, a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, and a three-for-two stock split in June, 1995.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

                                 (In thousands, except per share amounts)
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

PAGE

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

                                 (In thousands, except per share amounts)
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

PAGE

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

                                 (In thousands, except per share amounts)
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

PAGE

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

Results of Operations. Revenues soared past $300,000,000 for the first time as the Company had a record year for revenues, earnings and earnings per share. Total revenues of $301,406,000 for fiscal 1996 were $73,334,000 in excess of fiscal 1995 revenues of $228,072,000 and $69,686,000 in excess of the previous record 1994 revenues of $231,720,000. Fiscal 1995 saw rising interest rates and uncertain market conditions for most of the year resulting in fiscal 1995 revenues trailing fiscal 1994 revenues.

Principal transactions increased in fiscal 1995 $28,093,000 or 32% after a decline of $2,312,000 or 3% for fiscal 1995 over fiscal 1994. The increase was primarily due to the higher volume dictated by the outstanding market conditions for most of the year. The decline in the previous year was due to lower volumes and OTC trading losses.

Continued expansion of the Investment Banking area allowed the Company to benefit from the excellent markets in 1996 with banking revenues rising $5,107,000 to $50,301,000. The decline of $10,638,000 from fiscal 1994 to fiscal 1995 resulted from less favorable market conditions for equity securities and continued weakness in the taxable debt securities markets.

Interest income increased in both fiscal years as rates continued to creep up and the continued expansion of the retail branch system meant an increase in margin account balances. Other income had the largest percentage increase of 53% from $11,826,000 to $18,109,000. The increase was due to the continued expansion of the fee-based products coinciding with the growth of the retail business.

Operating expenses increased $56,515,000 or 30% to $246,239,000. The largest component of the increase was compensation which rose 31% or $37,557,000 to $158,352,000. This increase corresponds with the increase in revenues of

32%. Interest expense was second largest component of the increase which increased $9,330,000 or 40% which was slightly less than the 32% increase in revenues. Other expenses increased moderately due to the higher volume and continued growth of the Company.

Operating expenses increased $9,645,000 or 5% for fiscal 1995 over fiscal 1994. The largest component of the increase was the rise in interest expense which was due to the higher interest rates for the year, as well as larger inventory and customer credit positions.

Fiscal 1996 was highly profitable for the securities industry in general as indicated by the Dow's rise from 4700 to 5528 or 18% and the Nasdaq increase from 999 to 1080 or 8%. During the favorable market conditions, the Company benefited from its retail office expansion in the southeast and management's expense cutting efforts to allow record earnings per share of $1.65 which was $.48 per share above 1995 and $.19 above the previous record of fiscal 1994.

Liquidity and Capital Resources.
Most of the Company's assets are highly liquid, consisting mainly of cash or assets readily convertible into cash. These assets are financed by the Company's equity capital, short-term bank loans, commercial paper, repurchase agreements and other payables. Changes in the amount of securities owned by the Company and customer and broker receivables affect directly the amount of the Company's financing requirements. During the year, the Company purchased its corporate headquarters and negotiated a 25 year mortgage payable for $20,000,000 at the rate of 8.25%.

The Company's broker-dealer subsidiary is subject to requirements of the Securities and Exchange Commission and the New York Stock Exchange relating to liquidity and capital standards. It has historically operated well in excess of the minimum requirements. At July 31, 1996, the net capital of the Company's broker-dealer subsidiary exceeded the SEC's minimum requirements by more than $96,000,000, which is slightly more than the $82,000,000 at the end of last year. Continued expansion is not expected to have a significant adverse impact on liquidity or capital. Funds available from operations and lines of credit should provide sufficient sources to meet capital needs of the foreseeable future.

During the year, the Company continued its stock repurchase program, purchasing 381,800 shares for an aggregate value of $4,534,000. This followed fiscal 1995 repurchases of 1,030,200 shares valued at $9,348,000. During the year, the board authorized the purchase of an additional 1,000,000 shares to the 3,750,000 which had been previously authorized.

During the prior year, the board of directors declared a three-for-two stock split. The purpose of the stock split was to allow the shareholders to participate in the Company's outstanding growth for the past several years and to increase the cash dividend.

Total assets of the Company were $64,356,000 higher at July 31, 1996 than 1995, with the two most significant increases coming in receivables from customers of $53,729,000 and securities owned of $19,363,000. These increases resulted primarily from the favorable securities markets relating to the retail area.

Liabilities increased from $742,835,000 in the previous year to $777,640,000 or $34,805,000. The biggest component of the increase was payable to customers which increased $46,029,000 reflecting the strong markets and continued effects of the industry's change to T+3 in 1995.
Cash used in financing activities was $5,671,000 as the Company was able to lower its short term borrowings significantly. Cash used for investing was $29,750,000 in fiscal 1996, which increased mostly by the cost of the purchase of the headquarters for $20,000,000 mentioned earlier.

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

The table below summarizes the changes in the major categories of revenues and expense for the past three (3) years.

(Dollars in thousands)                          Increase (Decrease)
Revenues:                                 1996 vs 1995     1995 vs 1994
  Commissions                             $21,708   47%    $  (375)  (1%)
  Principal transactions                   28,093   32%     (2,312)  (3%)
  Investment banking                        5,107   11%    (10,638) (19%)
  Interest                                 12,143   32%     12,886   52%
  Other                                     6,283   53%     (3,209) (21%)
                                          $73,334   32%    $(3,648)  (2%)


Expenses:
  Compensation                            $37,557   31%    $(4,410)  (4%)
  Floor brokerage and clearance               673   18%       (151)  (4%)
  Communications                            2,930   18%      2,110   15%
  Travel and promotional                    1,481   25%        134    2%
  Occupancy and equipment costs             2,096   22%      1,396   17%
  Interest                                  9,330   40%      9,207   64%
  Taxes, other than income taxes              708   11%      1,326   27%
  Other operating expenses                  1,740   46%         33    1%
                                          $56,515   30%    $ 9,645    5%

PAGE

Additional Financial Information (Unaudited)

Morgan Keegan, Inc. and Subsidiaries

                                    (In thousands, except per share amounts)
Summary of Quarterly Results
                                    First      Second     Third      Fourth
                                    Quarter    Quarter    Quarter    Quarter
Fiscal 1996
  Revenues                          $68,940    $77,457    $79,297    $75,712
  Income before income taxes         14,230     14,917     14,076     11,944
  Net income                          8,830      9,217      8,576      7,244
  Net income per share                 0.44       0.45       0.41       0.35


Fiscal 1995
  Revenues                          $56,206    $55,267    $50,147    $66,452
  Income before income taxes         10,971      9,537      6,960     10,880
  Net income                          6,771      5,937      4,360      6,780
  Net income per share                 0.33       0.29       0.22       0.33


Fiscal 1994
  Revenues                          $57,664    $60,125    $56,294    $57,637
  Income before income taxes         13,732     14,310     10,657     12,942
  Net income                          8,432      8,810      6,657      7,942
  Net income per share                 0.39       0.40       0.30       0.37


Fiscal 1993
  Revenues                          $47,047    $49,397    $55,312    $57,439
  Income before income taxes         11,207     11,270     13,235     13,990
  Net income                          6,808      7,170      8,085      8,639
  Net income per share                 0.33       0.34       0.38       0.40


Fiscal 1992
  Revenues                          $37,923    $48,094    $50,837    $45,810
  Income before income taxes          7,697     11,126     12,665     10,703
  Net income                          4,772      6,701      7,715      6,603
  Net income per share                 0.24       0.33       0.37       0.31

PAGE

Statistical Comparison of Production

                      1996         1995         1994         1993         1992
Total
 production     $208,275,740 $160,335,704 $168,350,637 $154,251,186 $136,760,330
Percentage
 change in
 production            +29.9%        -4.8%        +9.1%       +12.8%       +58.3%
Number of
 tickets             749,560      558,967      480,564      439,006      376,128
Average
 commissions
 per ticket     $        278 $        287 $        350 $        351 $        363
Number of
 investment
 brokers                 596          551          492          438          409
Number of
 Investment
 brokers
 (over 1 year)           487          438          436          403          379
Total number
 of employees          1,491        1,335        1,218        1,088          969
Average
 commissions
 per investment
 broker
 (over 1 year)  $     34,885 $    334,555 $    346,274 $    359,817 $    327,096
Number of
 new accounts
 opened               33,835       29,559       25,861       21,451        25,322

PAGE

Consolidated Statements of Income
Morgan Keegan, Inc. and Subsidiaries
                                               Years ended
                                                 July 31
                                 (In thousands, except per share amounts)
                                    1996         1995         1994
Revenues
  Commissions                    $ 67,870     $ 46,162     $ 46,537
  Principal transactions          115,203       87,110       89,422
  Investment banking               50,301       45,194       55,832
  Interest                         49,923       37,780       24,894
  Other                            18,109       11,826       15,035
                                  301,406      228,072      231,720
Expenses
  Compensation                    158,352      120,795      125,205
  Floor brokerage and clearance     4,397        3,724        3,875
  Communications                   18,892       15,962       13,852
  Travel and promotional            7,336        5,855        5,721
  Occupancy and equipment costs    11,812        9,716        8,320
  Interest                         32,930       23,600       14,393
  Taxes, other than income taxes    7,006        6,298        4,972
  Other operating expenses          5,514        3,774        3,741
                                  246,239      189,724      180,079
  Income Before Income Taxes       55,167       38,348       51,641
  Income Tax Expense               21,300       14,500       19,800
  Net Income                     $ 33,867     $ 23,848     $ 31,841

 Net Income Per Share            $   1.65     $   1.17     $  1.46

  Average shares outstanding   20,516,442   20,390,767   21,786,861

  See accompanying notes.

PAGE

Consolidated Statements of Stockholders' Equity
Morgan Keegan, Inc. and Subsidiaries

                               Common   Common  Additional            Stock-
                               Stock    Stock    Paid-In   Retained   holders'
                               Shares   Amount   Capital   Earnings   Equity
                                     (In thousands, except per share amounts)
Balance at July 31, 1993     14,271,993   8,920    13,941   83,474   106,335
Issuance of restricted
 stock                          219,073     137      (137)
Issuance of Common
 Stock                          553,071     346     6,078              6,424
Dividends paid ($.19
 per share)                                                 (4,037)   (4,037)
Repurchase & retirement
 of Common Stock             (1,340,126)   (838)  (15,940)           (16,778)
Amortization of
 restricted stock                                   1,580              1,580
Net income                                                  31,841    31,841
Balance at July 31, 1994     13,704,011   8,565     5,522  111,278   125,365
Stock split effected
 in the form of a stock
 dividend                     6,852,005   4,283       (81)  (4,202)
Issuance of restricted
 stock                          298,072     186      (186)
Issuance of Common
 Stock                          344,924     216     2,017              2,233
Dividends paid ($.22
 per share)                                                 (4,440)   (4,440)
Repurchase & retirement
 of Common Stock             (1,030,309)   (645)   (8,360)    (344)   (9,349)
Amortization of
 restricted stock                                   1,800              1,800
Net income                                                  23,848    23,848
Balance at July 31, 1995     20,168,703 $12,605    $  712 $126,140  $139,457
Issuance of restricted
 stock                          292,231     183      (183)
Issuance of Common
 Stock                          358,463     224     2,698              2,922
Dividends paid ($.26
 per share)                                                 (5,283)   (5,283)
Repurchase & retirement
 of Common Stock               (381,800)   (239)   (4,296)            (4,535)
Amortization of
 restricted stock                                   2,580              2,580
Net income                                                  33,867    33,867
Balance at July 31, 1996     20,437,597 $12,773    $1,511 $154,724  $169,008

See accompanying notes.

Consolidated Statements of Financial Condition
Morgan Keegan, Inc. and Subsidiaries

                                                            (In thousands)
July 31                                                   1996         1995
Assets
  Cash                                                 $ 17,156     $ 22,287
  Securities segregated for regulatory purposes,
    at market                                           225,200      226,000
  Deposits with clearing organizations and others         7,655        7,655
  Receivable from brokers and dealers and
    clearing organizations                               16,978       25,046
  Receivables from customers                            314,436      260,707
  Securities purchased under agreements to resell        69,278       91,861
  Securities owned, at market                           229,278      209,915
  Memberships in exchanges, at cost (market value-
    $3,722,000 at July 31, 1996; $2,367,000 at
    July 31, 1995)                                          719          719
  Furniture, equipment and leasehold improvements,
    at cost (less allowances for depreciation and
    amortization-$13,362,000 at July 31, 1996;
    $12,159,000 at July 31, 1995)                        18,492       13,037
  Building and improvements, at cost (less
    allowance for depreciation-$92,000 at
    July 31, 1996)                                       19,908            0
  Other assets                                           27,548       25,065
                                                       $946,648     $882,292


Liabilities and Stockholders' Equity
  Short-term borrowings                                $ 31,400     $127,649
  Mortgage note payable                                  19,965            0
  Commercial paper                                       42,928        7,468
  Payable to brokers and dealers and clearing
    organizations                                         9,201        5,387
  Payable to customers                                  484,547      438,518
  Customers drafts payable                               14,456       13,774
  Securities sold under agreements to repurchase         54,826       35,360
  Securities sold, not yet purchased, at market          62,972       68,430
  Other liabilities                                      57,345       46,249
                                                        777,640      742,835
  Stockholders' equity
    Common Stock, par value $.625 per share:
    authorized 100,000,000 shares;
    20,437,597 shares issued and outstanding
    at July 31, 1996; 20,168,703 at July 31, 1995        12,773       12,605
  Additional paid-in capital                              1,511          712
  Retained earnings                                     154,724      126,140
                                                        169,008      139,457

                                                       $946,648     $882,292


See accompanying notes.

PAGE

Consolidated Statements of Cash Flows
Morgan Keegan, Inc. and Subsidiaries

                                                        (In thousands)
Years ended July 31                                 1996      1995      1994
Cash Flows From Operating Activities:
Net Income                                        $33,867   $23,848   $31,841
Non-cash items included in earnings:
  Depreciation and amortization                     4,387     3,501     3,321
  Deferred income taxes                              (750)   (1,900)     (958)
  Amortization of restricted stock                  2,580     1,800     1,580
                                                   40,084    27,249    35,784
  (Increase) decease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                        8,068     4,899   (10,321)
    Deposits with clearing organizations
      and others                                             (5,064)     (127)
    Receivable from customers                     (53,729)  (23,943)  (80,131)
    Securities segregated for regulatory
      purposes, at market                             800  (190,299)    3,100
    Securities owned, at market                   (19,363)  (42,347)   22,114
    Other assets                                   (1,733)  (10,462)   (4,240)
  (Decrease) increase in operating liabilities:
    Payable to brokers and dealers and
      clearing organizations                        3,814    (8,194)   (3,919)
    Payable to customers                           46,029   197,377    63,933
    Customer drafts payable                           682     2,824     3,077
    Securities sold, not yet purchased, at market  (5,458)   32,445    19,974
    Other liabilities                              11,096    (8,796)   11,924
                                                   (9,794)  (51,560)   25,384
 Cash provided by (used in) operating activities   30,290   (24,311)   61,168

Cash Flows From Financing Activities:
    Commercial paper                               35,460    (3,125)   (1,864)
    Mortgage note payable                          20,000         0         0
    Mortgage note payments                            (35)        0         0
    Issuance of Common Stock                        2,922     2,233     6,424
    Retirement of Common Stock                     (4,535)   (9,349)  (16,778)
    Dividends paid                                 (5,283)   (4,440)   (4,037)
    Short-term borrowings                         (96,249)  111,149   (51,605)
    Securities purchased under agreements
      to resell                                    19,466   (29,050)   25,827
    Securities sold under agreement to
      repurchase                                   22,583   (26,489)  (16,625)
  Cash provided by (used in) financing activities  (5,671)   40,929   (58,658)
Cash Flows From Investing Activities:
  Payments for furniture, equipment and
    leasehold improvements                         (9,750)   (7,185)   (4,515)
  Building purchase                               (20,000)        0         0
      Cash used in investing activities           (29,750)   (7,185    (4,515)
      Increase (decrease) in cash                  (5,131)    9,433    (2,005)
Cash at beginning of period                        22,287    12,854    14,859
Cash at end of period                             $17,156   $22,287   $12,854

Income tax payments totaled $20,275,000 in 1996, $14,651,000 in 1995, and
$17,769,000 in 1994.  Interest payments totaled $32,761,000 in 1996, $23,445,000 in 1995, and $14,519,000 in 1994.

See accompanying notes.

PAGE

Notes to Consolidated Financial Statements
Morgan Keegan, Inc., and Subsidiaries
July 31, 1996

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its subsidiaries (collectively referred to as the Company). All significant intercompany balances and transactions have been eliminated in consolidation. The Company is in one principal line of business, that of providing investment services primarily in the Southern United States.

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

Securities: Securities owned and securities sold, not yet purchased are carried at market value and unrealized gains and losses are reflected in revenues.

Investment Banking: Management fees on investment banking transactions and selling concessions are recorded on settlement date, which is not materially different from a trade date basis. Underwriting fees are generally recorded on the date the underwriting syndicate is closed.

Fixed Assets: Furniture, equipment and leasehold improvements are carried at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Building and improvements are carried at cost and are being depreciated over a thirty-one year period.

Reverse Repurchase and Repurchase Agreements: Securities purchased under agreements to resell (Reverse Repurchase Agreements) and securities sold under agreements to repurchase (Repurchase Agreements) are carried at the amounts at which the securities will be subsequently resold or reacquired as specified in the respective agreements. Government securities segregated in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission represent securities purchased under an agreement to resell of $225,200,000 and $226,000,000 at July 31, 1996 and 1995, respectively.

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

Restricted Stock: Amortization of restricted stock is provided on the straight-line basis over the life of the restriction, which is five years.

Stock-based Compensation: The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognized no compensation expense for the stock option grants.

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-based Compensation," which provides an alternative to APB Opinion No. 25 in accounting for stock-based compensation issued to employees. The statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, FAS No. 123 required disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. These disclosure requirements are effective for fiscal year beginning after December 15, 1995.

Other Accounting Pronouncements: In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of fiscal 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which provides new accounting and reporting standards for sales, securitization, and servicing of receivables and other financial assets and extinguishments of liabilities. The provisions of the Statement are to be applied to transactions occurring after December 31, 1996, even for transfers of assets pursuant to securitization transactions that previously were established.
The company does not believe that the adoption of this statement will have a material adverse effect on its consolidated financial condition or results of operations.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
PAGE

NOTE 2-BORROWINGS

The mortgage note payable relates to the Memphis headquarters location acquired May 31, 1996, and requires monthly principal and interest payments of approximately $160,000. The mortgage bears interest at 8.25% and is secured by buildings and improvements with a book value of $19,908,000. Principal maturities under the mortgage note payable for the succeeding 5 years are as follows, in thousands:

                    1997                      $253
                    1998                       275
                    1999                       299
                    2000                       324
                    2001                       352
              Thereafter                    18,462
                                           $19,965

The short-term borrowings of $31,400,000 and 127,649,000 at July 31, 1996 and 1995 respectively, consist of loans payable on demand primarily used to finance clearance of securities and to carry customers' margin accounts and firm positions. The notes bear interest at the broker loan rate, which was 6.0% and 6.5% at July 31, 1996 and 1995, respectively.

The Company had total lines of credit of $345,000,000 at July 31, 1996, with expirations prior to July 31, 1997, under which a maximum of $170,000,000 could be borrowed on an unsecured basis. There were no compensating balances associated with these lines of credit.

At July 31, 1995, the secured short-term borrowings were collateralized by securities with market values of approximately $170,322,000 of firm-owned securities and $12,581,000 of customer-owned securities.

The Company also issues its own commercial paper to investors at fluctuating interest rates (5.625% and 5.5% at July 31, 1996 and 1995, respectively). The paper matures over various terms not to exceed nine months.

NOTE 3-SECURITIES

Securities owned for trading purposes consist of the following at July 31, in thousands:

                                               1996           1995
     U.S. government obligations             $121,142       $ 94,814
     State and municipal obligations           45,863         72,389
     Corporate bonds                           48,055         32,058
     Stocks                                    14,202         10,627
     Bankers' acceptance                           16             27
                                             $229,278       $209,915

State and municipal obligations include an issue with a par value of $12,700,000 which has been written down to an approximate fair market value of $5,715,000 at July 31, 1996 and July 31, 1995, as determined by management of the Company.
PAGE

Securities sold, not yet purchased consist of the following at July 31, in thousands:

                                                1996           1995
     U.S. government obligations              $54,422        $58,057
     State and municipal obligations              122          2,276
     Corporate bonds                            3,095          1,758
     Stocks                                     5,333          6,339
                                              $62,972        $68,430

NOTE 4-LEASES

The Company leases office space, furniture and equipment under noncancellable leases expiring through 2008, with options to renew the leases for up to five years. Total rental expense for each of the years ended July 31 was as follows, in thousands:

               1996                         $8,838
               1995                         $7,615
               1994                         $6,729

Aggregate future annual minimum rental commitments, excluding escalations, for the years ending July 31 are as follows, in thousands:

               1997                        $ 4,406
               1998                          4,296
               1999                          3,380
               2000                          2,927
               2001                          1,922
        Thereafter                           4,678
                                           $21,609

NOTE 5-COMMITMENTS AND CONTINGENCIES

At July 31, 1996, the Company was obligated under commercial letters of credit of approximately $12,500,000 drawn in favor of certain clearing organizations which were collateralized by customer-owned securities of $9,232,232 and firm-owned securities of $5,500,000. These obligations normally settle through the clearance of the related securities transactions with the respective organizations.

The Company is named in and subject to various proceedings and claims incidental to its securities business. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that the resolution of such litigation and claims will have no material adverse effect on the Company's results of operations or financial condition.
PAGE

NOTE 6-INCOME TAXES

Significant components of the provision (credit) for income taxes are as follows at July 31, in thousands:

                             1996         1995         1994
     Federal:
       Current             $18,450      $14,000      $17,458
       Deferred               (750)      (1,900)        (958)
                            17,700       12,100       16,500
     State                   3,600        2,400        3,300
                           $21,300      $14,500      $19,800

The principal reasons for the difference between the effective rate and the federal statutory income tax rate for the years ended July 31 are as follows, in thousands:

                           1996                1995                1994
                      Amount  Percent     Amount  Percent     Amount  Percent
Federal Statutory
 rate applied to
 pretax earnings    $19,308    35.0%    $13,422    35.0%    $18,074    35.0%
State and local
 taxes, less income
 tax benefit          2,340     4.2       1,560     4.0       2,145     4.2
Non-taxable interest,
 less non-deductible
 interest              (353)   (0.6)       (404)   (1.0)      (410)   (0.8)
Other - net               5       -         (78)   (0.2)        (9)   (0.1)
                    $21,300    38.6%    $14,500    37.8%   $19,800    38.3%

The components of the deferred tax provision (credit) for the years ended July 31 are as follows, in thousands:

                                             1996       1995       1994
Depreciation and other building
 related items                            $   537    $  (675)   $  (324)
Deferred compensation                        (163)       (73)       (27)
Restricted Stock                             (728)      (311)       (75)
Non-deductible reserves                      (220)      (356)      (281)
Trade date profit                             (45)      (178)        24
Insurance and benefits                       (168)      (341)      (377)
Other - net                                    37         34        102
                                          $  (750)   $(1,900)   $  (958)

PAGE

Significant components of the Company's deferred tax assets and liabilities as of July 31 are as follows, in thousands:

                                                   1996           1995
 Deferred tax assets:
  Deferred compensation and restricted stock      $2,125         $1,234
  Non-deductible reserves                          1,915          1,695
  Insurance and benefits                           1,709          1,541
  Trade date profit                                  271            226
  Other                                               67             20
                                                   6,087          4,716

Deferred tax liabilities:
  Depreciation and other building related items    1,778          1,241
  Other                                              309            225
                                                   2,087          1,466
  Net deferred tax assets                         $4,000         $3,250




NOTE 7-COMMON STOCK

The Board of Directors has reserved 6,112,500 shares for issuance under the Company's Restricted Stock and Incentive Stock Option plans of 1983 and 1985. Under provisions of the Restricted Stock and the Incentive Stock Options Plans, benefits may be granted to key officers and employees in either, or a combination of, incentive stock options or restricted stock awards.
Incentive stock options are granted at the fair market value of the stock at the time of grant. There were approximately 1,480,000 remaining shares available to be granted at July 31, 1996.

The Board of Directors has authorized 450,000 shares to be granted to non-employee directors in the form of incentive stock options. As of July 31, 1996, 153,000 options were outstanding and exercisable at an average price of $8.58. During fiscal year 1996, 31,500 options were exercised at an average price of $4.65 and 36,000 options were granted at an average price of $11.63. PAGE

  Employee stock option activity, which includes 10,850 shares that are exercisable, is summarized as follows:

                                            Average
                                 Shares      Price      Aggregate     Exercisable
Outstanding at July 31, 1993     68,625      $2.65       181,936
  Granted                        31,407      $8.35       262,100       1994-1999
  Exercised                     (16,875)    ($2.18)      (36,788)
Outstanding at July 31, 1994     83,157      $4.90       407,248
  Granted                        58,750      $8.80       516,790       1995-2001
  Exercised                     (10,125)    ($2.55)      (25,773)
  Forfeited                     (20,133)    ($6.74)     (135,651)
Outstanding at July 31, 1995    111,649      $6.83       762,614
  Granted                        18,875      $8.40       158,463        1995-2001
  Exercised                     (41,625)    ($2.55)     (106,324)
Outstanding at July 31, 1996     88,899      $9.16       814,753

The Company has approximately 1,550,000 shares of restricted stock included in common stock outstanding which was issued at the fair market value at the date of grant.

Under an Employee Stock Purchase Plan, 2,850,000 shares have been reserved to allow employees to purchase company shares at a 15% discount, not to exceed 337,500 shares to all employees in any year.

Activity by year under the plan is summarized as follows:

                     Year                  Shares sold
                     1994                    264,887
                     1995                    325,799
                     1996                    285,338

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

NOTE 9-EMPLOYEE BENEFIT PLANS

The Company makes discretionary contributions to its 401k defined contribution plan and its profit sharing plan covering substantially all employees. The Company also has a defined retirement plan covering certain executives. Total provisions for expenses under all plans for each of the years ended July 31, 1996, 1995, and 1994 totaled $1,475,000, $974,000, and
$916,000, respectively.
PAGE

NOTE 10-REGULATORY REQUIREMENTS

The Company's broker/dealer subsidiary, Morgan Keegan & Company, Inc., is a member of the New York Stock Exchange and is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The subsidiary broker/dealer company has elected to operate under the alternate method of the rule, which prohibits a dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances.

At July 31, 1996, subsidiary had net capital of $102,154,559 which was 32% of its aggregate debit balances and $95,900,041 in excess of the 2% net capital requirement. At July 31, 1995, subsidiary had net capital of $87,185,586, which was 32% of its aggregate debit balances and $81,657,792 in excess of the 2% net capital requirement.



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

The Company, as part of its normal brokerage activities, assumes short positions on securities. The establishment of short positions exposes the Company to off-balance sheet risk in the event prices increase, as the Company may be obligated to cover such positions at a loss. The Company manages its exposure to these instruments by entering into offsetting or other positions in a variety of financial instruments.

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

In the normal course of business, the Company enters into underwriting and forward and future commitments. At July 31, 1996, the contract amount of future contracts to purchase and sell U.S. Government securities was approximately $20 and $36 million, respectively. At July 31, 1995, the contract amount of future contracts to purchase and sell U.S. Government securities was approximately $7 million each. The Company typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Substantially all transactions relating to such commitments were subsequently settled and had no material effect on the Company's consolidated financial position.

The Company will occasionally hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts. At July 31, 1996, the Company had approximately $47,000,000 of these contracts. The contract amounts do not necessarily represent future cash requirements.

While the Company regularly participates in the trading of some derivative securities for its customers, this trading is not a significant portion of the Company's business.



NOTE 12-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                (In thousands, except per share amounts)

                                             Quarter Ended

                             October 31   January 31    April 30    July 31
1995:
  Revenues                    $68,940      $77,457      $79,297     $75,712
  Expenses                     54,710       62,540       65,221      63,768
  Income before income taxes   14,230       14,917       14,076      11,944
  Net income                    8,830        9,217        8,576       7,244
  Net income per share           0.44         0.45         0.41        0.35
  Dividends per share            0.06         0.06         0.07        0.07
  Stock price range:
   High                         12.63        13.63        13.38       13.25
   Low                          10.88        10.88        12.00       12.13



1995:
  Revenues                    $56,206      $55,267      $50,147     $66,452
  Expenses                     45,235       45,730       43,187      55,572
  Income before income taxes   10,971        9,537        6,960      10,880
  Net income                    6,771        5,937        4,360       6,780
  Net income per share           0.33         0.29         0.22        0.33
  Dividends per share            0.05         0.05         0.05        0.07
  Stock price range:
   High                          9.00         8.75        10.67       13.13
   Low                           8.16         7.83         8.50       10.42