Form 10-Q
period 1996-10-31
MORGAN KEEGAN INC
filed 1996-12-13
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED OCTOBER 31, 1996
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

           Class                             Outstanding at October 31, 1996
  Common Stock $.625 par value                       20,428,630

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Statements
    of Financial Condition. . . . . . . . October 31, 1996 and July 31, 1996

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months ended
                                          October 31, 1996 and 1995

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Three months ended
                                          October 31, 1996 and 1995

  Notes to Consolidated
    Financial Statements. . . . . . . . . October 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information

Item 1.  Legal proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MORGAN KEEGAN, INC. and Subsidiaries

                                               October 31        July 31
                                                  1996             1996
                                               (unaudited)
                                                      (in thousands)
ASSETS
  Cash                                        $   12,982        $ 17,156
  Securities segregated for regulatory
    purposes, at market                          254,400         225,200
  Deposits with clearing organizations
    and others                                     7,950           7,655
  Receivable from brokers and dealers and
    clearing organizations                        30,080          16,978
  Receivable from customers                      312,041         314,436
  Securities purchased under agreements
    to resell                                     95,374          69,278
  Securities owned, at market                    410,134         229,278
  Memberships in exchanges, at cost
    (market value-$2,846,000 at 10-31-96;
     $3,722,000 at 7-31-96)                          719             719
  Furniture, equipment and leasehold
    improvements, (less allowances for
    depreciation and amortization $11,234,000
    at 10-31-96; $13,362,000 at 7-31-96)          21,317          18,492
  Building and improvements, at cost (less
    allowance for depreciation $230,000 at
    10-31-96; and $92,000 at 7-31-96)             19,770          19,908
  Other assets                                    35,201          27,548

                                              $1,199,968        $946,648

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                       $  223,700        $ 31,400
  Mortgage note payable                           19,908          19,965
  Commercial paper                                37,827          42,928
  Payable to brokers and dealers and
    clearing organizations                        13,894           9,201
  Payable to customers                           521,528         484,547
  Customer drafts payable                         12,089          14,456
  Securities sold under agreements to
    repurchase                                    62,098          54,826
  Securities sold, not yet purchased,
    at market                                     83,103          62,972
  Other liabilities                               50,259          57,345
                                               1,024,406         777,640
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares;
  20,428,630 shares issued and outstanding
  at 10-31-96; 20,437,597 at 7-31-96              12,768          12,773
  Additional paid-in capital                       2,146           1,511
  Retained earnings                              160,648         154,724

                                                 175,562         169,008

                                              $1,199,968        $946,648

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                                                  Three Months Ended
                                                       October 31
                                                 (in thousands, except
                                                   per share amounts)
                                                  1996            1995

REVENUES
  Commissions                                   $16,413         $15,351
  Principal transactions                         28,104          29,203
  Investment banking                              9,368          11,512
  Interest                                       14,734           9,542
  Other                                           5,796           3,332
          TOTAL                                  74,415          68,940

EXPENSES
  Compensation                                   37,494          37,243
  Floor brokerage and clearance                   1,258           1,068
  Communications                                  5,432           4,548
  Travel and promotional                          1,904           1,756
  Occupancy and equipment costs                   3,444           2,662
  Interest                                       10,336           5,131
  Taxes, other than income taxes                  1,465           1,133
  Other operating expense                         1,333           1,169
                                                 62,666          54,710


INCOME BEFORE INCOME TAXES                       11,749          14,230
INCOME TAX EXPENSE                                4,400           5,400

NET INCOME                                      $ 7,349         $ 8,830

NET INCOME PER SHARE                            $  0.36         $  0.44

DIVIDENDS PER SHARE                             $  0.07         $  0.06



See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries

                                                     Three Months Ended
                                                         October 31
                                                     1996          1995
                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $ 7,349       $ 8,830
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                     1,393           871
    Deferred income taxes                              (330)         (335)
    Amortization of restricted stock                    750           390
                                                      9,162         9,756
 (Increase) decrease in operating assets:
  Receivable from brokers and dealers and
    clearing organizations                          (13,102)      (18,220)
  Deposits with clearing organizations
    and others                                         (295)         (320)
  Receivable from customers                           2,395       (10,290)
  Securities segregated for regulatory purposes     (29,200)       11,800
  Securities owned                                 (180,856)      (89,138)
  Other assets                                       (7,323)       (3,093)
Increase (decrease) in operating liabilities:
  Payable to brokers and dealers and clearing
    organizations                                     4,693        11,565
  Payable to customers                               36,981        16,395
  Customer drafts payable                            (2,367)        2,658
  Securities sold, not yet purchased                 20,131       (10,959)
  Other liabilities                                  (7,086)          460
                                                   (176,029)      (89,142)
  Cash used for operating activities               (166,867)      (79,386)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                   (5,101)        8,521
  Mortgage note payable                                 (57)
  Issuance of Common Stock                               22            12
  Retirement of Common Stock                           (142)         (502)
  Dividends paid                                     (1,425)       (1,204)
  Short-term borrowings                             192,300        42,393
  Securities purchased under agreements to resell   (26,096)       24,657
  Securities sold under agreements to repurchase      7,272        (3,498)
    Cash provided by financing activities           166,773        70,379

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                           (4,080)       (1,572)
      Cash used for investing activities             (4,080)       (1,572)
      Decrease in Cash                               (4,174)      (10,579)
Cash at Beginning of Period                          17,156        22,287
Cash at End of Period                              $ 12,982       $11,708

Income tax payments were $1,255,000 and $918,000 for the three month period ending October 31, 1996 and 1995, respectively. Interest payments were $10,127,000 and $5,024,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

October 31, 1996

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997. For further information, refer to the financial statements and notes hereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1996.


NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions.
The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At October 31, 1996, M.K. & Co. had net capital of $92,381,482 which was 29% of its aggregate debit balances and $85,965,895 in excess of the 2% net capital requirement.

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

Results of Operations

The Registrant's revenues increased approximately $5,475,000 (8%) to $74,415,000 compared to $68,940,000 for the first quarter in the previous year. The increase in revenues was primarily attributable to an increase in interest income which went up $5,192,000. In spite of the DOW continuing a record setting pace, individual activity in smaller capital stocks slowed slightly resulting in decreases in revenues from principal transactions and investment banking income.

Operating expenses for the quarter increased approximately $7,956,000 (15%) to $62,666,000 compared to $54,710,000 for the first quarter of fiscal 1996. The largest components of the increase were interest expense (101%) and communications expenses (19%). Interest expense increased due to carrying larger inventory positions to meet the customer needs and communications expenses increased due to the continued efforts to maintain a state-of-the-art network communications system between the home office and the branch office system.

Net income for the quarter decreased approximately $1,481,000 (17%) to $7,349,000 ($0.36) from $8,830,000 ($0.44) for the same period in the previous year, primarily due to the softer markets for the smaller capital stocks.

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 94% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the three month period ended October 31, 1996, cash flows used for operating activities increased by $87,481,000, which is primarily due to an increase of securities owned of $180,856,000.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Liquidity and Capital Resources (continued)

Cash flows from financing activities were $166,773,000 for the three month period ended October 31, 1996 compared to $70,379,000 in the same period of the previous year. The increase was a result of the increase in short-term borrowings used to carry the increased inventory positions.

Investing activities resulted in a $4,080,000 decrease in cash flows of the current period compared to a $1,572,000 decrease in the previous period. This is primarily due to the continued efforts to implement upgrades to the branch office network system and the implementation of a new telecommunications system.

At October 31, 1996, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $92,381,482 which was $85,965,895 in excess of the 2% net capital requirement. During the quarter, the Registrant declared and paid cash dividends of $0.07 per share on the shares outstanding.

The Registrant continued the stock repurchase program begun in November, 1993. During the quarter, the Registrant repurchased 11,600 shares for an aggregate price of $142,100. Since the beginning of the repurchase program, the Registrant has purchased 3,438,789 shares for $30,801,989.

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

                                        Morgan Keegan, Inc.
                                           Registrant



                                  BY    /S/ Joseph C. Weller
                                             Joseph C. Weller
                                             EVP, CFO, Sec.-Treas.


Date:  December 13, 1996

MORGAN KEEGAN, INC. and Subsidiaries

Item 6.  Exhibit a.1.

COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

                                                 Three Months Ended
                                                     October 31
                                               1996              1995
PRIMARY

Average Shares outstanding                  20,426,882        20,158,409

Net effect of dilutive stock options
  based on the treasury stock method
  using average market price.
                                                81,880           112,820

     TOTAL                                  20,508,762        20,271,229

Net Income                                 $ 7,348,817       $ 8,829,690

Per Share Amount                           $      0.36       $      0.44



FULLY DILUTED

Average shares outstanding                  20,426,882       20,158,409

Net effect of dilutive stock options
  based on the treasury stock method
  using the quarter end market price,
  if higher than average market price.          81,880           112,820

     TOTAL                                  20,508,762        20,271,229

Net Income                                 $ 7,348,817       $ 8,829,690

Per Share Amount                           $      0.36       $      0.44
