Form 10-Q
period 1997-01-31
MORGAN KEEGAN INC
filed 1997-03-14
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED JANUARY 31, 1997
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

           Class                             Outstanding at January 31, 1997
  Common Stock $.625 par value                      21,034,273

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Statements
    of Financial Condition. . . . . . . . January 31, 1997 and July 31, 1996

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months and six months ended
                                          January 31, 1997 and 1996

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Six months ended
                                          January 31, 1997 and 1996

  Notes to Consolidated
    Financial Statements. . . . . . . . . January 31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information

Item 1.  Legal proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MORGAN KEEGAN, INC. and Subsidiaries
                                               January 31        July 31
                                                  1997             1996
                                               (unaudited)
                                                      (in thousands)

ASSETS
  Cash                                        $   14,283        $ 17,156
  Securities segregated for regulatory
    purposes, at market                          264,800         225,200
  Deposits with clearing organizations
    and others                                     9,168           7,655
  Receivable from brokers and dealers and
    clearing organizations                        30,104          16,978
  Receivable from customers                      314,264         314,436
  Securities purchased under agreements
    to resell                                    102,282          69,278
  Securities owned, at market                    328,053         229,278
  Memberships in exchanges, at cost
    (market value-$3,109,000 at 1-31-97;
     $3,722,000 at 7-31-96)                          719             719
  Furniture, equipment and leasehold
    improvements, (less allowances for
    depreciation and amortization $12,848,000
    at 1-31-97; $13,362,000 at 7-31-96)           22,569          18,492
  Building and improvements, at cost (less
    allowance for depreciation $368,000 at
    1-31-97; and $92,000 at 7-31-96)              19,632          19,908
  Other assets                                    34,722          27,548

                                              $1,140,596        $946,648

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                       $   81,570        $ 31,400
  Mortgage note payable                           19,849          19,965
  Commercial paper                                80,704          42,928
  Payable to brokers and dealers and
    clearing organizations                         9,234           9,201
  Payable to customers                           531,700         484,547
  Customer drafts payable                         13,003          14,456
  Securities sold under agreements to
    repurchase                                    97,393          54,826
  Securities sold, not yet purchased,
    at market                                     68,011          62,972
  Other liabilities                               51,438          57,345
                                                 952,902         777,640
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares;
  21,034,273 shares issued and outstanding
  at 1-31-97; 20,437,597 at 7-31-96               13,146          12,773
  Additional paid-in capital                       6,050           1,511
  Retained earnings                              168,498         154,724

                                                 187,694         169,008

                                              $1,140,596        $946,648

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                               Three Months Ended       Six Months Ended
                                   January 31              January 31
                                (in thousands, except per share amounts)

                                 1997      1996          1997      1996

REVENUES
  Commissions                  $19,884   $15,800      $ 36,297    $31,151
  Principal transactions        28,635    29,582        56,739     58,786
  Investment banking            14,121    13,077        23,489     24,588
  Interest                      15,644    13,654        30,378     23,196
  Other                          5,243     5,344        11,039      8,676
          TOTAL                 83,527    77,457       157,942    146,397

EXPENSES
  Compensation                  41,772    39,442        79,266     76,686
  Floor brokerage and
     clearance                   1,174     1,106         2,432      2,175
  Communications                 5,280     4,063        10,712      8,611
  Travel and promotional         2,262     2,090         4,165      3,847
  Occupancy and equipment
     costs                       3,977     3,012         7,421      5,674
  Interest                      10,769     9,050        21,104     14,180
  Taxes, other than income
     taxes                       2,546     2,140         4,011      3,272
  Other operating expense        1,073     1,637         2,408      2,805
                                68,853    62,540       131,519    117,250


INCOME BEFORE INCOME TAXES      14,674    14,917        26,423     29,147
INCOME TAX EXPENSE               5,400     5,700         9,800     11,100

NET INCOME                     $ 9,274   $ 9,217      $ 16,623   $ 18,047

NET INCOME PER SHARE           $  0.45   $  0.45      $   0.81   $   0.89

DIVIDENDS PER SHARE            $  0.07   $  0.06      $   0.14   $   0.12



See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries
                                                      Six Months Ended
                                                         January 31
                                                     1997          1996
                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $16,623       $18,047
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                     3,012         1,874
    Deferred income taxes                              (670)         (780)
    Amortization of restricted stock                  1,500           780
                                                     20,465        19,921
 (Increase) decrease in operating assets:
  Receivable from brokers and dealers and
    clearing organizations                          (13,126)      (36,376)
  Deposits with clearing organizations
    and others                                       (1,513)         (320)
  Receivable from customers                             172        (4,918)
  Securities segregated for regulatory purposes     (39,600)      (21,200)
  Securities owned                                  (98,775)      (80,742)
  Other assets                                       (6,504)       (4,822)
Increase (decrease) in operating liabilities:
  Payable to brokers and dealers and clearing
    organizations                                        33        11,872
  Payable to customers                               47,153        52,830
  Customer drafts payable                            (1,453)         (922)
  Securities sold, not yet purchased                  5,039          (116)
  Other liabilities                                  (5,907)        7,842
                                                   (114,481)      (76,872)
  Cash used for operating activities                (94,016)      (56,951)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                   37,776        18,412
  Mortgage note payable                                (116)
  Issuance of Common Stock                            3,555         2,777
  Retirement of Common Stock                           (142)         (601)
  Dividends paid                                     (2,850)       (2,408)
  Short-term borrowings                              50,170        16,471
  Securities purchased under agreements to resell   (33,004)       43,574
  Securities sold under agreements to repurchase     42,567       (22,730)
    Cash provided by financing activities            97,956        55,495

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                           (6,813)       (3,434)
      Cash used for investing activities             (6,813)       (3,434)
      Decrease in Cash                               (2,873)       (4,890)
Cash at Beginning of Period                          17,156        22,287
Cash at End of Period                              $ 14,283       $17,397

Income tax payments were $9,792,000 and $10,392,000 for the six month period ending January 31, 1997 and 1996, respectively. Interest payments were $20,872,000 and $14,055,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

January 31, 1997

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending July 31, 1997. For further information, refer to the financial statements and notes hereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1996.


NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions.
The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At January 31, 1997, M.K. & Co. had net capital of $109,208,811 which was 34% of its aggregate debit balances and $102,758,495 in excess of the 2% net capital requirement.

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


Results of Operations

The Registrant recognized record revenues of approximately $83,527,000 for the quarter ended January 31, 1997--surpassing the previous record of approximately $79,297,000 for the third quarter of fiscal 1996. Revenues for the quarter exceeded the same quarter of the previous year by approximately 8%. The most significant factor of this increase is the continued growth of the Registrant's retail branch system. The revenues for the retail branch system increased approximately $4,208,000 or 12% over the same period of the previous year.

Operating expenses increased from approximately $62,540,000 in the second quarter of fiscal 1996 to approximately $68,853,000 in the second quarter of fiscal 1997. This 10% increase is attributable to a 6% increase in compensation, which is in direct proportion to the increase in revenues. Communication expenses increased approximately 30% during the same period as emphasis on maintaining and improving the branch communications network continued.

Net income also was at a record level for the quarter ended January 31, 1997. Net income was approximately $9,274,000 or $0.45 per share compared to approximately $9,217,000 or $0.45 per share which was the previous record established in the same period of the previous year. Market conditions continue to remain favorable as the Dow Jones Industrial Average moved closer to 7000 during this quarter.

Total revenues for the six months ended January 31, 1997 were also at record levels. Revenues were approximately $157,942,000 up from approximately $146,397,000 for the same period in the previous year. The most significant increase in revenues was in commission income. This 17% increase is a result of the bullish market conditions that have enhanced the equity and fixed income market conditions over the last several quarters.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries


Results of Operations (continued)

Year-to-date operating expenses increased approximately 12% to $131,519,000 from approximately $117,250,000 for the six months ended January 31, 1996. Factors contributing to this increase include a $2,580,000 increase in employee compensation, a $2,101,000 increase in communications and a $6,924,000 increase in interest expenses. These increases are relative to the increase in revenues and trading volumes for the six month period.

Net income for the six months was approximately $16,623,000 or $0.81 per share slightly down from the same period in the previous year when record-level net income was approximately $18,047,000 or $0.89 per share.

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 93% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the six months ended January 31, 1997, cash flows used for operating activities increased by $37,065,000 which is primarily due to an increase of securities owned of $98,775,000.

Cash flows from financing activities were $96,956,000 for the six month period ended January 31, 1997 compared to $55,495,000 for the same period in the previous year. The increase was a result of the increase in short-term borrowings used to carry the increased inventory positions.

Investing activities resulted in a $6,813,000 decrease in cash flows for the current year compared to a $3,434,000 decrease in the previous year. The primary factor causing this increase is the continued effort to upgrade and maintain a state-of-the-art communications network.

At January 31, 1997, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $109,208,811 which was $102,758,495 in excess of the 2% net capital requirement. During the quarter, the Registrant declared and paid cash dividends of $0.07 per share on the shares outstanding.

The Registrant is authorized to repurchase its own stock under the stock repurchase program begun in November, 1993. During the quarter no stock was repurchased under the plan; year-to-date the Registrant has repurchased 11,600 shares for an aggregate price of $142,100. Since the beginning of the repurchase program, the Registrant has purchased 3,438,789 shares for $30,801,989.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 22, 1996, at the Registrant's annual meeting of its shareholders, 81% of the 20,437,596 shares outstanding at September 30, 1996 were represented by proxy. A quorum as declared present for the conduct of business and the following proposals were voted on:

         Proposal 1: Election of the directors from the following nominees to serve the registrant for the ensuing year:

              Allen B. Morgan, Jr.            John W. Stokes, Jr.
              William W. Deupree, Jr.         Kenneth F. Clark, Jr.
              Joseph C. Weller                Peter S. Wilmott
              Donald Ratajczak

         Results of vote: 99.2% of the votes cast were in favor of this proposal.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             11.  Computation of Earnings per Share

         b.  Reports on Form 8-K

             No reports were filed during the quarter on Form 8-K

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

                                        Morgan Keegan, Inc.
                                           Registrant



                                  BY      /S/ Joseph C. Weller
                                             Joseph C. Weller
                                             EVP, CFO, Sec.-Treas.


Date:       March 14, 1997

MORGAN KEEGAN, INC. and Subsidiaries

Item 6. a. Exhibit 11.

COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

                                Three Months Ended       Six Months Ended
                                    January 31              January 31

                                 1997        1996        1997        1996
PRIMARY

Average Shares outstanding   20,584,541  20,291,170   20,518,484  20,238,684

Net effect of dilutive
 stock options based on
 the treasury stock
 method using average
 market price.                  113,849      99,550      103,388     106,536

     TOTAL                   20,698,390  20,390,720   20,621,872  20,345,220

Net Income                  $ 9,273,758 $ 9,217,217  $16,622,575 $18,046,907

Per Share Amount            $      0.45 $      0.45  $      0.81 $      0.89



FULLY DILUTED

Average shares outstanding   20,584,541  20,291,170   20,518,484  20,238,684

Net effect of dilutive
 stock options based on
 the treasury stock
 method using the
 quarter end market
 price,if higher
 than average
 market price.                  113,849      99,550      103,388     106,536

     TOTAL                   20,698,390  20,390,720   20,621,872  20,345,220

Net Income                  $ 9,273,758 $ 9,217,217  $16,622,575 $18,046,907

Per Share Amount            $      0.45 $      0.45  $      0.81 $      0.89