Form 10-Q
period 1997-04-30
MORGAN KEEGAN INC
filed 1997-06-13
CIK 729600

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED APRIL 30, 1997
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

           Class                             Outstanding at April 30, 1997
  Common Stock $.625 par value                    21,090,928

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Statements
    of Financial Condition. . . . . . . . April 30, 1997 and July 31, 1996

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months and nine months ended
                                          April 30, 1997 and 1996

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Nine months ended
                                          April 30, 1997 and 1996

  Notes to Consolidated
    Financial Statements. . . . . . . . . April 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information

Item 1.  Legal proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MORGAN KEEGAN, INC. and Subsidiaries

                                                April 30         July 31
                                                  1997             1996
                                               (unaudited)
                                                      (in thousands)
ASSETS
  Cash                                        $   15,358        $ 17,156
  Securities segregated for regulatory
    purposes, at market                          198,700         225,200
  Deposits with clearing organizations
    and others                                     9,244           7,655
  Receivable from brokers and dealers and
    clearing organizations                        14,300          16,978
  Receivable from customers                      349,319         314,436
  Securities purchased under agreements
    to resell                                    160,143          69,278
  Securities owned, at market                    390,009         229,278
  Memberships in exchanges, at cost
    (market value-$3,431,000 at 4-30-97;
     $3,722,000 at 7-31-96)                          719             719
  Furniture, equipment and leasehold
    improvements, (less allowances for
    depreciation and amortization $14,458,000
    at 4-30-97; $13,362,000 at 7-31-96)           23,452          18,492
  Building and improvements, at cost (less
    allowance for depreciation $506,000 at
    4-30-97; and $92,000 at 7-31-96)              19,494          19,908
  Other assets                                    37,457          27,548

                                              $1,218,195        $946,648

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                       $  152,070        $ 31,400
  Mortgage note payable                           19,776          19,965
  Commercial paper                                76,690          42,928
  Payable to brokers and dealers and
    clearing organizations                         9,609           9,201
  Payable to customers                           500,428         484,547
  Customer drafts payable                         11,934          14,456
  Securities sold under agreements to
    repurchase                                    85,715          54,826
  Securities sold, not yet purchased,
    at market                                    115,571          62,972
  Other liabilities                               52,271          57,345
                                               1,024,064         777,640
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares;
  21,090,928 shares issued and outstanding
  at 4-30-97; 20,437,597 at 7-31-96               13,182          12,773
  Additional paid-in capital                       7,224           1,511
  Retained earnings                              173,725         154,724

                                                 194,131         169,008

                                              $1,218,195        $946,648

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                               Three Months Ended      Nine Months Ended
                                    April 30               April 30
                                (in thousands, except per share amounts)

                                 1997      1996          1997      1996

REVENUES
  Commissions                  $19,110   $18,190      $ 55,407   $ 49,341
  Principal transactions        24,903    29,417        81,643     88,203
  Investment banking            12,097    13,251        35,585     37,839
  Interest                      15,616    13,412        45,994     36,608
  Other                          5,557     5,027        16,597     13,703
          TOTAL                 77,283    79,297       235,226    225,694

EXPENSES
  Compensation                  38,572    41,491       117,838    118,177
  Floor brokerage and
     clearance                   1,583     1,189         4,016      3,364
  Communications                 5,441     5,003        16,153     13,614
  Travel and promotional         2,039     1,520         6,204      5,366
  Occupancy and equipment
     costs                       4,111     3,055        11,532      8,728
  Interest                      10,906     9,537        32,010     23,718
  Taxes, other than income
     taxes                       2,484     2,387         6,495      5,659
  Other operating expense        1,237     1,039         3,645      3,845
                                66,373    65,221       197,893    182,471


INCOME BEFORE INCOME TAXES      10,910    14,076        37,333     43,223
INCOME TAX EXPENSE               4,000     5,500        13,800     16,600

NET INCOME                     $ 6,910   $ 8,576      $ 23,533   $ 26,623

NET INCOME PER SHARE           $  0.33   $  0.41      $   1.14   $   1.30

DIVIDENDS PER SHARE            $  0.08   $  0.07      $   0.22   $   0.19



See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries

                                                     Nine Months Ended
                                                         April 30
                                                     1997          1996
                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $23,533       $26,623
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                     4,672         2,968
    Deferred income taxes                              (891)       (1,140)
    Amortization of restricted stock                  2,150         1,530
                                                     29,464        29,981
 (Increase) decrease in operating assets:
  Receivable from brokers and dealers and
    clearing organizations                            2,678        (7,514)
  Deposits with clearing organizations
    and others                                       (1,589)         (159)
  Receivable from customers                         (34,883)      (30,034)
  Securities segregated for regulatory purposes      26,500         3,200
  Securities owned                                 (160,731)      (90,976)
  Other assets                                       (9,018)       (3,798)
Increase (decrease) in operating liabilities:
  Payable to brokers and dealers and clearing
    organizations                                       408        15,032
  Payable to customers                               15,881        36,622
  Customer drafts payable                            (2,522)         (439)
  Securities sold, not yet purchased                 52,599          (840)
  Other liabilities                                  (5,074)        2,182
                                                   (115,751)      (76,724)
  Cash used for operating activities                (86,287)      (46,743)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                   33,762        23,488
  Mortgage note payable                                (189)
  Issuance of Common Stock                            4,114         2,862
  Retirement of Common Stock                           (142)       (3,548)
  Dividends paid                                     (4,532)       (3,854)
  Short-term borrowings                             120,670         7,751
  Securities purchased under agreements to resell   (90,865)        2,996
  Securities sold under agreements to repurchase     30,889        18,732
    Cash provided by financing activities            93,707        48,427

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                           (9,218)       (7,345)
      Cash used for investing activities             (9,218)       (7,345)
      Decrease in Cash                               (1,798)       (5,661)
Cash at Beginning of Period                          17,156        22,287
Cash at End of Period                              $ 15,358       $16,626

Income tax payments were approximately $14,904,000 and $16,246,000 for the nine month period ending April 30, 1997, and 1996, respectively. Interest payments were approximately $31,575,000 and $23,886,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

April 30, 1997

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended April 30, 1997, are not necessarily indicative of the results that may be expected for the year ending July 31, 1997. For further information, refer to the financial statements and notes hereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1996.


NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions.
The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At April 30, 1997, M.K. & Co. had net capital of $102,729,963 which was 30% of its aggregate debit balances and $95,848,230 in excess of the 2% net capital requirement.

NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

NOTE D - EFFECT OF FASB STATEMENT NO. 128

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share and fully diluted earnings per share is not expected to be material.

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

This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Prospective investors are cautioned that any such forward-looking statements are not guarantees for future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.


Results of Operations

The Registrant s revenues were $77,283,000 for the quarter ended April 30, 1997, or $2,014,000 lower than the same quarter of the previous year when revenues were $79,297,000. The largest component of this decrease was an 15% decrease in principal transactions stemming primarily from an unsettled equity market during the last two months of the quarter.

Operating expenses increased for the quarter 2% over the same time in the previous fiscal year from $65,221,000 to $66,373,000. Interest expenses and occupancy costs were the primary contributors to this increase. Interest expense increased $1,369,000 as larger inventory positions were carried during the quarter and occupancy costs increased $1,056,000 from commitments to enhance the retail branch system office space and communications systems.

Net income for the quarter was $6,910,000 compared to $8,576,000 in the same period a year ago. Corrections in the market in both March and April attributed to the decline in net income for the quarter.

Total revenue for the nine months ended April 30, 1997, totaled $235,226,000 for a 4% increase over the same nine month period of the previous year when revenues totaled $225,694,000. Interest earned on securities owned and interest earned on customer margin balances comprised the most significant portions of the increase in revenues by increasing 29% and 20%, respectively.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries


Results of Operations (continued)

Year-to-date operating expenses increased 8% to $197,893,000 for the nine months ended April 30, 1997, compared to $182,471,000 for the same period of the previous year. Factors contributing to this increase include a $2,804,000 increase in occupancy costs, a $2,539,000 increase in communication expenses and a $8,293,000 increase in interest expense. Each of these expenses is relative to the increase in trading volume and revenues for the nine month period.

Net income for the nine months ended April 30, 1997, was $23,533,000 or $3,090,000 less than the year-to-date net income at April 30, 1996, when net income was $26,623,000.


Liquidity and Capital Resources

High liquidity is reflected in the Registrant s statement of financial condition with approximately 93% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant s equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the nine months ended April 30, 1997, cash flows used for operating activities increased by $39,544,000 which is primarily due to an increase in securities owned.

Cash flows from financing activities were $93,707,000 for the nine months ended April 30, 1997, compared to $48,427,000 for the same period in the previous year. The increase was largely a result of the increase in short-term borrowing used to carry increased inventory positions.

Cash flows used for investing activities were $9,218,000 for the current year versus $7,345,000 in the previous year. This increase is a result of the commitment to enhance and refine the communications system and links to the retail branch system offices.

At April 30, 1997, the Registrant s broker/dealer subsidiary, which is regulated under the SEC s uniform net capital rule, had net capital of $102,729,963 which was $95,848,230 in excess of the 2% net capital requirement. During the quarter, the Registrant declared and paid cash dividends of $.08 per share on the shares outstanding.

The Registrant is authorized to repurchase its own stock under the stock repurchase program begun in November, 1993. During the quarter no stock was repurchased under the plan; year-to-date the Registrant has repurchased 11,600 shares for an aggregate price of $142,000. Since the beginning of the repurchase program, the Registrant has repurchased 3,438,789 shares for $30,801,989.

MORGAN KEEGAN, INC. and Subsidiaries

PART II OTHER INFORMATION

Item 1.  Legal proceedings

         Morgan Keegan & Company, Inc. is subject to various claims incidental to its securities business. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that it has meritorious defenses and has instructed its counsel to vigorously defend such lawsuits and claims, and that liability, if any, resulting from all litigation will have no material adverse effect on the Registrant's consolidated financial condition or results of operations.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         During the quarter, Peter S. Wilmott resigned from the Board of Directors to accept the position of chairman of Zenith Corporation. Mr. James E. Harwood, III was unanimously approved by the Board to replace Mr. Wilmott.

         The Board further resolved to increase the number of outside directors to four and upon doing so unanimously approved Harry J. Phillips to the Board. Mr. Phillips is the chairman of the Executive Committee of Browning Ferris Industries, Inc.

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

                                        Morgan Keegan, Inc.
                                           Registrant



                                  BY    /S/ Joseph C. Weller
                                             Joseph C. Weller
                                             EVP, CFO, Sec.-Treas.


Date:       June 12, 1997

MORGAN KEEGAN, INC. and Subsidiaries

Item 6. a.  Exhibit 11.

COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

                                Three Months Ended      Nine Months Ended
                                     April 30                April 30
                                 1997        1996        1997        1996
PRIMARY
Average Shares outstanding   20,964,422  20,673,446    20,570,207 20,363,648

Net effect of dilutive
 stock options based on
 the treasury stock
 method using average
 market price.                  100,429     120,562      115,245     131,437

     TOTAL                   21,064,851  20,794,008   20,685,452  20,495,085

Net Income                   $ 6,910,000 $ 8,575,946  $23,532,575 $26,622,853

Per Share Amount            $      0.33 $      0.41  $      1.14 $      1.30



FULLY DILUTED

Average shares outstanding   20,964,422  20,673,446   20,570,207  20,363,648

Net effect of dilutive
 stock options based on
 the treasury stock
 method using the
 quarter end market
 price,if higher
 than average
 market price.                  100,429     120,562      115,245     131,437

     TOTAL                   21,064,851  20,794,008   20,685,452  20,495,085

Net Income                   $ 6,910,000 $ 8,575,946  $23,532,575 $26,622,853

Per Share Amount            $      0.33 $      0.41  $      1.14 $      1.30
