Form 10-K
period 1997-07-31
MORGAN KEEGAN INC
filed 1997-10-28
CIK 729600

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1997
                           COMMISSION FILE NO. 1-9015



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

  At October 1, 1997, the Registrant had approximately 32,273,616 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately
$645,472,000.

                DOCUMENTS INCORPORATED HEREIN BY REFERENCE:
  Portions of the Registrant's Annual Report to Shareholders for the year ended July 31, 1997, which has been furnished to the Commission pursuant to Regulation 240.14a(3) (c), are incorporated by reference into Parts I and II of this Report on Form 10-K. Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 25, 1997, which will be filed with the Commission pursuant to Regulation 240.14a(6)(c) prior to October 27, 1997, are incorporated by reference into Part III and Part IV of this Report on Form 10-K.

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

                                                             Year
Ended July 31
                                                        1997
  1996         1995

Institutional clients                           23%          24%
       26%

Retail customers                                42            45
          44

Investment banking and management
  fees, interest and other
  activities                                          35
 31            30

Total                                              100%
100%         100%

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

  M.K. & Co. has thirty-nine offices in twelve states. The following table reflects the number of account executives in each office as of July 31, 1997:

                                          Account
                    Account
Office                               Executives      Office
           Executives
Birmingham, Alabama          32          New Orleans, Louisiana
  27

Decatur, Alabama                   5          Shreveport,
Louisiana       13

Fairhope, Alabama                 1          Boston,
Massachusetts        3

Huntsville, Alabama            13          Jackson, Mississippi
    25

Mobile, Alabama                13          New York, New York
     5

Montgomery, Alabama        24          Durham, North Carolina
 9

Little Rock, Arkansas         45          Raleigh, North Carolina
   10

Rogers, Arkansas                  5          Wilmington, North
Carolina   7

Ft. Lauderdale, Florida         5          Jackson, Tennessee
     6

Pensacola, Florida                7          Knoxville, Tennessee
      30

Athens, Georgia                   6          Memphis, Tennessee


Atlanta, Georgia                 20                Headquarters
     112

Bowling Green, Kentucky   7                Suburban Offices
40

Lexington, Kentucky           9          Nashville, Tennessee
  25

Louisville, Kentucky          24          Austin, Texas
   28

Baton Rouge, Louisiana      14          Dallas, Texas
 14

Lafayette, Louisiana             9          Houston, Texas
     30

     TOTAL
                   623

Revenues by Source

  The following table sets forth the Registrant's consolidated revenues indicated in dollars and as a percentage of total revenues for the periods:

                                         (Dollars in Thousands)
                                           Year Ended July 31


                                 1997           1996
1995

                            Amount     %     Amount     %
Amount     %

REVENUES
  Commissions
    Listed securities       $27,946   8.51   $26,467   8.78
$21,246   9.32
    Over-the-counter
        securities           25,776   7.85    21,849   7.25
12,624   5.54
    Options                   4,149   1.26     3,243   1.08
2,631   1.15
    Other                    21,988   6.69    16,311   5.41
9,661   4.24
      TOTAL                  79,859  24.31    67,870  22.52
46,162  20.25

  Principal transactions
    Corporate securities     56,134  17.09    59,567  19.76
36,724  16.10
    Municipal securities     14,867   4.53    16,345   5.42
16,404   7.19
    U.S. Government
        obligations          38,963  11.86    39,291  13.04
33,982  14.90
     TOTAL                  109,964  33.48   115,203  38.22
87,110  38.19

  Investment banking
    Corporate securities     23,814   7.25    25,990   8.62
25,009  10.97
    Municipal securities      3,457   1.05     2,427   0.81
1,926   0.84
    Underwriting, management
        and other fees       23,908   7.28    21,884   7.26
18,259   8.01
      TOTAL                  51,179  15.58    50,301  16.69
45,194  19.82

  Interest
    Interest on margin
        balances             24,105   7.34    19,752   6.55
17,519   7.68
    Interest on securities
        owned                40,157  12.22    30,171  10.01
20,261   8.88
      TOTAL                  64,262  19.56    49,923  16.56
37,780  16.56

   Investment management
         fees                12,499   3.80     9,323   3.09
7,171   3.14
   Other income              10,771   3.27     8,786   2.92
4,655   2.04

       TOTAL REVENUES      $328,534  100.0  $301,406  100.0
$228,072  100.0

  Because of the interdependence of various activities and departments of the Registrant's business, and the arbitrary assumptions involved in allocating overhead, including administrative, communications and securities processing expenses, it is not possible to state the percentage contribution to net income of each aspect of the Registrant's operations.

Institutional Business

  During the three years ended July 31, 1997, approximately 24% of the Registrant's total consolidated revenues were derived from institutional clients. M.K. & Co.'s institutional clients include mutual funds, commercial banks, thrift institutions, insurance companies, pension funds and private money managers. Most of these clients are located in the United States; however, some are located abroad, principally in the United Kingdom and Canada. In the fiscal year ended July 31, 1997, no single institutional client accounted for more than 2% of the Registrant's total revenues. M.K. & Co.'s institutional clients purchase or sell fixed income and equity securities primarily in large dollar amounts; transactions in these securities are usually executed for these clients on a principal basis. See PRINCIPAL TRANSACTIONS. M.K. & Co. also provides other services, including research, to its institutional clients.

  For the fiscal years ended July 31, 1997, 1996, and 1995, institutional revenues and percentages of total consolidated revenues were $76,135,000 (23%), $73,468,000 (24%), and
$60,097,000 (26%), respectively.

Retail Business

  During each of the three years ended July 31, approximately 43% of the Registrant's total revenues were derived from transactions with retail (individual) customers. For the fiscal years ended July 31, 1997, 1996, and 1995, revenues and percentages of total consolidated revenues were $137,112,000 (42%), $134,807,000
(45%), $100,239,000 (44%), respectively.

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

  Transactions in securities may be executed on either a cash or margin basis. As a service to its retail customers, M.K. & Co. provides margin accounts which allow the customer to pay less than the full cost of a security purchased, the balance of the purchase price being provided by M.K. & Co. as a loan secured by the securities purchased. The amount of the loan is subject to the margin requirements (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and M.K. & Co. internal policies, which in some instances are more stringent than Regulation T or exchange requirements. In permitting customers to purchase securities on margin, M.K. & Co. bears the risk of a market decline which could reduce the value of its collateral below the customers' indebtedness. Interest charged on customer margin accounts represented approximately 7.3% of total revenues in fiscal 1997.

Principal Transactions

  M.K. & Co. trades for its own account in corporate and tax-exempt securities and U.S. government, agency and guaranteed securities. Most of these transactions are entered into in order to facilitate the execution of customers' orders to buy or sell these securities. In addition, it trades certain equity securities in order to "make a market" in these securities. As of July 31, 1997, the Registrant made a market in common stock or other equity securities of approximately 179 corporations, many of which are stocks followed by its research department.
  M.K. & Co.'s trading activities require the commitment of capital. All principal transactions place the Registrant's capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. In some cases, in order to hedge the risks of carrying inventory, MK & Co. enters into transactions for U.S. Treasury note futures. The following table sets forth for the year ended July 31, 1997, the highest, lowest and average month-end inventories (including the aggregate of both long and short positions) for the types of securities in which M.K. & Co. acts as principal:

                                                        Highest
     Lowest          Average

Inventory       Inventory       Inventory

Common stocks                   $ 25,197,227    $ 11,816,500    $
18,798,749

Corporate debt securities         82,178,911      34,556,364
45,909,325

Tax-exempt securities            163,415,800      57,317,539
107,094,903

U.S. government, agency,
 and guaranteed securities       454,728,277     182,855,334
279,985,892

The following table sets forth the composition of revenues from principal transactions:

                                           Year Ended July 31

                                 1997             1996
1995

                           Amount    %        Amount    %
Amount    %

Common stocks          $ 47,968,002  44   $ 52,206,040  45
$31,123,000  36

Corporate debt
 securities               8,166,789   7      7,361,130   7
5,601,396   6
Tax-exempt securities    14,866,270  14     16,344,828  14
16,404,132  19

U.S. government, agency,
 and guaranteed
 securities              38,963,040  35     39,291,236  34
33,981,688  39

Total                  $109,964,101 100   $115,203,234 100
$87,110,216 100

  M.K. & Co. participates in selling groups organized to distribute new issues of securities of the Federal Home Loan Bank, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Farm Credit Bank and the Student Loan Mortgage Association. The following table sets forth selling group participation of M.K. & Co. in distributions of agency securities:

          Year Ended               Number               Amount of
           July 31                 Issues
Participation
            1997                    45
$327,400,000
            1996                    46
317,690,000
            1995                    52
382,075,000
            1994                    70
566,630,000
            1993                    90
690,705,000

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


                         CORPORATE                     TAX-EXEMPT

Year Ended        Number of     Amount of       Number of
Amount
 July 31           Issues    Participation       Issues
Participation

  1997               181      $545,853,372          362
$1,818,060,000
  1996               246       744,497,589          322
1,449,875,000
  1995               195       867,514,389          104
349,005,000
  1994               330       774,651,373          159
312,056,000
  1993               307       596,588,928          168
430,272,000


  Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. A participant may incur losses if it is unable to resell the securities it has committed to purchase, or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, under federal securities laws, other statutes and court decisions, a participant may be subject to substantial liability for material misstatements or omissions in prospectuses and other communications with respect to such offerings. Further, underwriting commitments involve a charge against net capital and the ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule. See Note 10 - Regulatory Requirements - on page 25 of the 1997 Annual Report to Shareholders.

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

Other Products

  M.K. & Co. offers special products, including insurance products and interests in various tax advantaged investments. Such tax advantaged investments are generally in the form of limited partnership interests in real estate, oil drilling, or similar ventures. Neither the Registrant nor the broker/dealer acts as the general partner for such partnerships. Morgan Keegan Fund Management, a wholly-owned subsidiary of the Registrant, acts as general partner to the Southern Capital Enhanced Equity Fund Limited Partnership, (the "FUND"), an investment limited partnership. The Fund seeks substantial capital appreciation through investing approximately 80% of its assets in growth stocks and the remaining assets in a stock index futures trading program.

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

  The following table sets forth high, low and average monthly purchase and sale transactions processed by M.K. & Co:

     Year Ended                      Number of Transactions
      July 31                  High           Low
Average

       1997                   88,770         58,873
72,267
       1996                   77,289         47,209
61,618
       1995                   57,362         41,414
47,875
       1994                   56,859         38,457
43,340
       1993                   43,544         28,358
36,584

  M.K. & Co. uses its own electronic data processing equipment to process orders and floor reports, transmit execution reports to its branches, and record all data pertinent to trades. It also clears its own securities transactions.

  M.K. & Co. believes that its internal controls and safeguards against securities theft, including use of depositories and periodic securities counts, are adequate. As required by the NYSE and certain other authorities, M.K. & Co. carries fidelity bonds covering any loss or theft of securities, as well as embezzlement and forgery. The amount of such bonds, which provide total coverage of $25,000,000 (with $500,000 deductible provision per incident) is considered adequate.

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

Employees

  As of July 31, 1997, M.K. & Co. had 1,549 employees, 623 of whom were account executives, 267 of whom were engaged in other service areas, including trading, research and investment banking, and 659 of whom were employed in accounting, clearing, data processing, management and other activities.

  In large part, the Registrant's future success is dependent upon its subsidiary's continuing ability to hire, train and retain qualified account executives. During the fiscal year ended July 31, 1997, M.K. & Co. hired 106 account executives for a net increase of 73 over the beginning of the fiscal year. M.K. & Co. trains new account executives who are required to take examinations given by the NYSE, the NASD and certain state securities regulators in order to be registered and qualified. M.K. & Co. also provides continuing training programs for account executives. Competition is intense among securities firms for account executives with good sales production records.

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

  One of the most important regulations with which the Registrant's broker/dealer subsidiary must continually comply is the "net capital rule" of the Securities and Exchange Commission and a similar rule of the New York Stock Exchange. These rules, under the alternative method, prohibit a broker/dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit balances arising from customer transactions; in addition, restrictions may be imposed on the operations of a broker/dealer if its net capital is less than 5% of aggregate debit items. At July 31, 1997, the Registrant's subsidiary's net capital was 31% of aggregate debit items. See Note 10 - Regulatory Requirements - page 25 of the 1997 Annual Report to Shareholders.

  The laws, rules and regulations of the various federal, state and other regulatory bodies to which the business of the Registrant is subject are constantly changing. While management believes that it is currently in compliance in all material respects with all laws, rules and regulations applicable to its business, it cannot predict what effect any such changes might have.

Item 2.  PROPERTIES

  The Registrant's headquarters occupy approximately 134,000 square feet in Morgan Keegan Tower in Memphis, Tennessee. On May 31, 1996, Morgan Keegan Tower was purchased by Morgan Properties, LLC, a wholly-owned subsidiary of the Registrant. The acquisition was financed with a twenty-five year term mortgage payable at 8.25% fixed rate with the building as collateral. The Registrant's offices are leased with the exception of Morgan Properties, LLC. See Note 4 - Leases - on page 22 of the 1997 Annual Report to Shareholders.

  Subsequent to year end, Morgan Properties, LLC entered into an agreement to sell the Registrant's corporate headquarters building for $36 million and lease-back a portion of it under a ten year lease agreement. The $13.8 million gain will be deferred and taken into income over the 10-year life of the lease. A portion of the sale proceeds will be used to pay off the mortgage note payable.

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


                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
SHAREHOLDER MATTERS

  The information required by this item is incorporated herein by reference to Note 12 - Quarterly Results of Operations
(Unaudited) - on page 26 of the 1997 Annual Report to
Shareholders, a copy of which is enclosed.

Item 6.  SELECTED FINANCIAL DATA

  The information required by this item is incorporated herein by reference to the Ten Year Financial Summary on pages 12 and 13 and Additional Financial Information (Unaudited) on page 16 of the 1997 Annual Report to Shareholders, a copy of which is enclosed.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND              RESULTS OF OPERATIONS

  The information required by this item is incorporated herein by reference to pages 14 and 15 of the 1997 Annual Report to Shareholders, a copy of which is enclosed.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated herein by reference to pages 17 through 25 of the 1997 Annual Report to Shareholders, a copy of which is enclosed.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
         FINANCIAL DISCLOSURE

  There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 21, 1997 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 25, 1997.

Item 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 21, 1997 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 25, 1997.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 21, 1997 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 25, 1997.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 21, 1997 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 25, 1997.

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a) List of Financial Statements, Financial Statement Schedules and Exhibits

(1) The following consolidated financial statements of the Registrant and its subsidiaries, included in the 1997 Annual
Report to Shareholders are incorporated by reference in Item 8:

  Consolidated Statements of Financial Condition    July 31, 1997
and 1996
  Consolidated Statements of Income               Years ended
July 31, 1997
                                                        1996, and
1995

  Consolidated Statements of Stockholders'        Years ended
July 31, 1997
        Equity                                           1996,
and 1995

  Consolidated Statements of Cash Flows           Years ended
July 31, 1997
                                                          1996,
and 1995

  Notes to Consolidated Financial Statements
July 31, 1997

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

(b) No reports on Form 8-K were filed during the fourth quarter
of the year      ended July 31, 1997.

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

Date:  October 27, 1997

  Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                       TITLE                        DATE


/S/ Kenneth F. Clark, Jr.
Kenneth F. Clark, Jr.          Director
October 27, 1997


/S/ William W. Deupree, Jr.
William W. Deupree, Jr.        Director
October 27, 1997


/S/ James E. Harwood, III __
James E. Harwood, III          Director
October 27, 1997


/S/ Allen B. Morgan, Jr.
Allen B. Morgan, Jr.           Chairman and Director
October 27, 1997


/S/ Harry J. Phillips
Harry J. Phillips              Director
October 27, 1997


/S/ Donald Ratajczak
Donald Ratajczak               Director
October 27, 1997


/S/ John W. Stokes, Jr.
John W. Stokes, Jr.            Vice President and Director
October 27, 1997


/S/ Joseph C. Weller
Joseph C. Weller               Secretary/Treasurer and
October 27, 1997
                                         Director

Schedule I
Condensed Financial Statements of Registrant
Morgan Keegan, Inc. (Parent Company)


Condensed Balance Sheets                              July 31



1997                   1996
ASSETS
  Cash                                              $      1,000
         $      1,000
  Securities owned                             2,187,313
    2,080,105
  Furniture, equipment and leasehold
    improvements less allowances for
    depreciation and amortization
    ($9,128,734 at July 31, 1997,
     $7,774,721 at July 31, 1996)         12,406,839
10,187,711
  Investments in subsidiaries (a)        208,346,378
173,434,119
  Intercompany receivables (a)            82,874,533
21,803,616
  Other assets                                         5,439,020
            5,921,080
      Total Assets                                $311,255,083
       $213,427,631

LIABILITIES
  Short-term borrowings                 $    570,000            $
1,400,000
  Commercial paper                        106,930,024
42,928,286
  Other liabilities                                    35,305
            91,425
STOCKHOLDERS' EQUITY
  Common Stock                            19,782,585
12,773,497
  Additional paid-in-capital               1,047,529
1,510,383
  Retained earnings                        182,889,640
154,724,040

203,719,754             169,007,920
      Total Liabilities and
        Stockholders' Equity            $311,255,083
$213,427,631

Condensed Income Statements                           July 31

                                                           1997
     1996         1995

  Rental income                      $ 3,574,885  $ 2,492,649  $
2,167,988
  Interest income                      1,080,975      396,957
185,095
  Depreciation                        (3,574,885)  (2,492,649)
(2,167,988)
  Other                                  500,587        7,507
402,300
  Interest expense                       (31,000)     (90,000)
  Income taxes                          (550,000)    (125,000)
(300,000)
  Equity in net income
    of subsidiaries                   33,377,261   33,672,460
23,560,974

    Net Income                       $34,377,823  $33,866,988
$23,848,369

</TABKE>
(a) Eliminated in consolidation

Schedule I - Continued

Condensed Financial Statements of Registrant
Morgan Keegan, Inc. (Parent Company)


                                                     Year Ended
Condensed Statement of Cash Flows                      July 31

                                           1997         1996
  1995

Cash Flows From Operating Activities
 Operations (net income)             $34,377,823  $33,866,988
$23,848,369
Less: Income from subsidiaries       (33,377,261) (33,672,460)
(23,560,974)
 Amortization of restricted stock      2,500,000    2,580,000
1,800,000
 Depreciation expense                  3,574,885    2,492,649
2,167,988
 Decrease (increase) in other assets     482,060      482,059
(3,494,309)
 Decrease in intercompany payables      (384,222)  (2,672,397)
 (Decrease) increase in other
   liabilities                           (56,120)      90,001
  1,424
 Increase in intercompany
   receivables                       (61,070,917) (21,803,616)

 Decrease from operating activities  (53,569,530) (16,348,601)
(1,909,899)

Cash Flows From Financing Activities
 Proceeds (payments) from short
   term borrowings                      (830,000) (10,000,000)
10,000,000
 Proceeds from sale or
   issuance of common stock            4,188,335    2,920,669
2,232,853
 Proceeds (payments) of
   commercial paper                   64,001,738   35,460,069
(1,724,909)
 Dividends paid                       (6,212,224)  (5,282,864)
(4,438,988)
 Retirement of common stock             (142,100)  (4,534,325)
(9,349,500)
 Increase (decrease) from
   financing activities               61,005,749   18,563,549
(3,280,544)

Cash Flows From Investing Activities
 Increase in securities owned          (107,208)    (148,635)
(164,105)
 (Increase) decrease in investment
   in subsidiaries                    (1,534,998)   3,806,523
8,754,208
 Purchase of furniture, equipment
   and leasehold improvements         (5,794,013)  (5,872,836)
(3,399,660)
 (Decrease) increase from investing
   activities                         (7,436,219)  (2,214,948)
5,190,443
 Increase in cash                              0            0
      0
       CASH AT BEGINNING OF YEAR           1,000        1,000
  1,000
       CASH AT END OF YEAR                $1,000       $1,000
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

EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS

                                                            Year
Ended July 31

                                                    1997
1996          1995
PRIMARY

Average shares outstanding     31,169,918     30,632,157
30,462,610

Net effect of dilutive stock
  options - based on the
  treasury stock method
  using average market price.     155,123        142,506
123,541

     TOTAL                     31,325,041     30,774,663
30,586,151

Net Income                    $34,377,823    $33,866,988
$23,848,369

Per share amount                    $1.10          $1.10
$0.78



FULLY DILUTED

Average shares outstanding     31,169,918     30,632,157
30,462,610

Net effect of dilutive stock
  options - based on the
  treasury stock method
  using the year end market
  price, if higher than
  average market price.           195,023        142,506
123,541

     TOTAL                     31,364,941     30,774,663
30,586,151

Net Income                    $34,377,823    $33,866,988
$23,848,369

Per share amount                    $1.10          $1.10
$0.78


Information contained in Exhibit 11 had been adjusted for the effect of the 3-for-2 stock split in September, 1997. See Note -
13 Subsequent Event - on page 26 of the 1997 Annual Report to
Shareholders, a copy of which is enclosed.

EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in this Annual
Report (Form 10-K) of Morgan Keegan, Inc. of our report dated
September 18, 1997, included in the 1997 Annual Report to
Shareholders of Morgan Keegan, Inc.

  Our audits also included the financial statement schedule of Morgan Keegan, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-16982) pertaining to the 1985 Restricted Stock and Stock Option Plan and in the Registration Statement (Form S-8 No. 33-32974) pertaining to the Employee Stock Purchase Plan of Morgan Keegan, Inc. of our report dated September 18, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedule included in this Annual Report (Form 10-K) of Morgan Keegan, Inc.




                                         /S/ Ernst & Young LLP
                                         ERNST & YOUNG LLP




Memphis, Tennessee
October 23, 1997

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

Report of Independent Auditors



Board of Directors
Morgan Keegan, Inc.

  We have audited the accompanying consolidated statements of financial condition of Morgan Keegan, Inc. and subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Morgan Keegan, Inc. and subsidiaries at July 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1997 in conformity with generally accepted accounting principles.



                                                    ERNST & YOUNG
LLP


Memphis, Tennessee
September 18, 1997

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

                                 (In thousands, except per share
amounts)
Years ended July 31                           1997       1996

Revenues
Commissions:
  Listed securities                        $   27,946   $ 26,467
  Over-the-counter                            25,776     21,849
  Options                                             4,149
3,243
  Other                                              21,988
16,311
                                                         79,859
 67,870
Principal transactions:
  Corporate securities                       56,134     59,567
  Municipal securities                       14,867     16,345
  U.S. government securities              38,963     39,291

                                                       109,964
115,203
Investment banking:
  Corporate securities                       23,814     25,990
  Municipal securities                        3,457      2,427
  Underwriting management and other fees     23,908     21,884


   51,179     50,301
Interest:
  Interest on margin balances                24,105     19,752
  Interest on securities owned               40,157     30,171


64,262     49,923
Investment management fees                   12,499      9,323

Other
10,771      8,786

328,534    301,406
Expenses
Compensation                                       164,364
158,352
Floor brokerage and clearance                 5,043      4,397
Communications                                   21,549
18,892
Travel and promotional                           8,724      7,336
Occupancy and equipment costs                15,854     11,812
Interest
44,652     32,930
Taxes, other than income taxes                7,986      7,006
Other operating expenses                         5,084      5,514


273,256    246,239
  Income (loss) before income taxes          55,278     55,167
  Income tax expense (credit)                  20,900     21,300

  Net income                                       $   34,378   $
33,867
Per Share Data*
Net income                                           $     1.10
$   1.10
Book value                                          $     6.44
$   5.51
Other Data (at year end):
Total assets                                    $1,208,257
$946,648
Stockholders' equity                     $  203,720   $169,008
Common shares outstanding*               31,652     30,657

*Adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995 and a three-for-two stock split in September, 1997.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

                                 (In thousands, except per share
amounts)
Years ended July 31                       1995       1994
1993
Revenues
Commissions:
  Listed securities                    $ 21,246   $ 22,748   $
20,457
  Over-the-counter                      12,624     10,076
10,159
  Options                                     2,631      1,990
 1,927
  Other                                         9,661     11,723
  11,196
                                                 46,162
46,537     43,739
Principal transactions:
  Corporate securities                   36,724     33,541
34,404
  Municipal securities                   16,404     14,135
17,432
  U.S. government securities             33,982     41,746
51,297
                                                        87,110
89,422    103,133
Investment banking:
  Corporate securities                   25,009     32,850
15,760
  Municipal securities                    1,926      4,059
3,947
  Underwriting management and other fees 18,259     18,923
9,571
                                                        45,194
55,832     29,278
Interest:
  Interest on margin balances            17,519     10,824
7,047
  Interest on securities owned           20,261     14,070
12,627
                                                          37,780
  24,894     19,674
Investment management fees                7,171      6,063
5,413
Other                                                     4,655
  8,972      7,958
                                                         228,072
 231,720    209,195
Expenses
Compensation                                  120,795    125,205
 109,748
Floor brokerage and clearance             3,724      3,875
5,296
Communications                                15,962     13,852
 12,012
Travel and promotional                       5,855      5,721
4,241
Occupancy and equipment costs             9,716      8,320
8,153
Interest                                               23,600
14,393     11,185
Taxes, other than income taxes            6,298      4,972
4,199
Other operating expenses                     3,774      3,741
4,659
                                                          189,724
  180,079    159,493
  Income (loss) before income taxes      38,348     51,641
49,702
  Income tax expense (credit)              14,500     19,800
19,000
  Net income                                      $ 23,848   $
31,841   $ 30,702
Per Share Data*
Net income                                             $    .78
$    .97   $    .97
Book value                                              $   4.61
$   4.06   $   3.31
Other Data (at year end):
Total assets                                        $882,292
$571,009   $527,084
Stockholders' equity                          $139,457   $125,365
 $106,335
Common shares outstanding*               30,254     30,834
32,112

*Adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

                                 (In thousands, except per share
amounts)
Years ended July 31                       1992       1991
1990

Revenues
Commissions:
  Listed securities                         $ 18,378   $ 13,143
$ 14,444
  Over-the-counter                           9,041      5,347
1,745
  Options                                         2,089
2,134      2,180
  Other                                               7,632
4,824      4,434
                                                         37,140
 25,448     22,803
Principal transactions:
  Corporate securities                   28,161     16,554
11,808
  Municipal securities                   12,037     10,730
7,445
  U.S. government securities       48,588     30,279     18,478

                                                      88,786
57,563     37,731
Investment banking:
  Corporate securities                   16,730      4,836
2,947
  Municipal securities                    3,960        376
159
  Underwriting management and other fees  9,862      5,436
3,926
                                                     30,552
10,648      7,032
Interest:
  Interest on margin balances             5,941      4,867
5,521
  Interest on securities owned           12,709     12,490
10,769
                                                         18,650
 17,357     16,290
Investment management fees                4,627      3,086
2,415
Other                                                   2,909
2,415      2,737

182,664    116,517     89,008
Expenses
Compensation                                    94,348     61,265
   48,243
Floor brokerage and clearance             4,571      3,751
3,749
Communications                                  9,791      8,764
   8,436
Travel and promotional                        3,699      2,982
 2,660
Occupancy and equipment costs             7,557      8,194
7,789
Interest                                                   12,562
   12,953     12,591
Taxes, other than income taxes            3,823      3,116
2,682
Other operating expenses                  4,122      3,288
3,308
                                                         140,473
 104,313     89,458
  Income (loss) before income taxes      42,191     12,204
(450)
  Income tax expense (credit)               16,400      4,500
 (475)
  Net income                                    $ 25,791   $
7,704   $     25
Per Share Data*
Net income                                              $    .83
$    .25   $    .01
Book value                                            $   2.45
$   1.67   $   1.43
Other Data (at year end):
Total assets                                     $434,448
$304,445   $236,991
Stockholders' equity                            $ 76,690   $
50,837   $ 44,888
Common shares outstanding*               31,340     30,504
31,439

*Adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

                                 (In thousands, except per share
amounts)
Years ended July 31                       1989       1988
Revenues
Commissions:
  Listed securities                      $ 13,675   $ 12,901
  Over-the-counter                         1,848      2,088
  Options                                       2,339      2,509

  Other                                          4,192      3,943

                                                   22,054
21,441
Principal transactions:
  Corporate securities                   14,369     15,421
  Municipal securities                    5,993      6,401
  U.S. government securities       14,707     14,829
                                                      35,069
36,651
Investment banking:
  Corporate securities                    3,461      2,225
  Municipal securities                      213         19
  Underwriting management and other fees  4,057      3,302
                                                      7,731
5,546
Interest:
  Interest on margin balances             5,698      5,406
  Interest on securities owned             6,129      3,407

                                                          11,827
   8,813
Investment management fees                1,713        942
Other                                                    1,037
   163
                                                           79,431
   73,556
Expenses
Compensation                             43,953     42,242
Floor brokerage and clearance             2,966      2,900
Communications                            7,996      7,366
Travel and promotional                    1,990      2,649
Occupancy and equipment costs             6,852      5,755
Interest                                              7,931
4,620
Taxes, other than income taxes            2,326      2,179
Other operating expenses                  2,330      1,989
                                                        76,344
69,700
  Income (loss) before income taxes       3,087      3,856
  Income tax expense (credit)               715      1,351
  Net income                           $  2,372   $  2,505
Per Share Data*
Net income                             $    .07   $    .07
Book value                             $   1.45   $   1.41
Other Data (at year end):
Total assets                           $397,007   $236,209
Stockholders' equity                   $ 48,432   $ 49,325
Common shares outstanding*               33,329     35,061

*Adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

General Business Environment.
Morgan Keegan, Inc. (the "Company") operates a full service regional brokerage business through its principal subsidiary, Morgan Keegan & Company, Inc. The Company is involved in the origination, underwriting, distribution, trading and brokerage of fixed income and equity securities and also provides investment advisory services. While the Company regularly participates in the trading of some derivative securities for its customers, this trading is not a major portion of the Company's business. The Company is not involved with high yield securities, bridge loan financing, or any other ventures that management feels may not be appropriate for the Company's strategic approach.
  Many factors affect the Company's revenues including changes in economic conditions, investor sentiment, the level and volatility of interest rates, inflation, political events and competition. As these factors are beyond the Company's control, and certain expenses are relatively fixed, earnings can significantly vary from year to year regardless of management's efforts to enhance revenue and control costs.
  The Company faces increasing competition from commercial banks and thrift institutions which is anticipated as these institutions begin to offer investment banking and financial services which were previously offered only by securities firms. The Federal Reserve Board has eased numerous restrictions on commercial banks and thrift institutions which has allowed them to greatly increase their abilities to compete in the securities industry. The Company anticipates increasing regulation in the securities industry, meaning that continued compliance may be more difficult and costly. At present, the Company is unable to predict the extent of changes that may be enacted or the effect on the Company's business.
  The Company's long term plan is to continue to grow its regional brokerage and other services in the southeastern United States.

Results of Operations.
The Company concluded its second record year in succession as revenues of $328,534,000 surpassed the 1996 total of $301,406,000 by $27,128,000. Revenues for 1996 were $73,334,000 in excess of 1995 revenues of $228,072,000. An outstanding fourth quarter which was driven by favorable market conditions pushed the Company to the record net income level of $34,378,000 which was $511,000 in excess of the previous years record level. Net income was $10,019,000 more in fiscal 1996 than in fiscal 1995.

The largest component of the revenue increase was interest income which went up by $14,339,000 or 29% to $64,262,000 in fiscal 1997 following an increase of $12,143,000 or 32% for fiscal 1996 over fiscal 1995. The increased interest income was largely due to increasing margin accounts from the Company's expanding retail network and the favorable market conditions. Investment management fees continued to increase, $3,176,000 or 34% for fiscal 1997, following a similar 30% increase for the previous fiscal year represents management's continued efforts to increase the fee based business.

Principal transactions declined by $5,239,000 to $109,964,000 following a 32% increase in the previous year. The decline resulted from slightly lagging market conditions for corporate securities and municipal securities during the first three quarters. Commission income increased by $11,989,000 or 18% following a 47% or $21,708,000 increase which stemmed from strong market conditions for blue chip stocks.

Operating expenses rose from $246,239,000 in fiscal 1996 to $273,256,000 representing an 11% or $27,017,000 increase for the year. This follows a 30% increase for fiscal 1996 over fiscal 1995. The largest percentage increase for both years was interest expense which rose 36% for fiscal 1997, after a 40% increase in the previous year. The increase in interest was primarily due to the larger customer credit positions, commercial paper borrowings and long term debt on the Company's corporate headquarters.

Compensation expense, which ordinarily closely corresponds to the revenue increases, was up $6,012,000 or 4% for fiscal 1997 versus a 31% increase for the year before. The increase did not correspond directly to the revenue increase as a significant portion of the revenue was attributed to interest income. Other expenses increased, as the Company continued to expand its retail network, communications and branch office system.

Fiscal 1997 turned into a highly profitable year for the securities industry, as the DOW continued to rise from over 5,500 to over 7,000, with a substantial portion coming in the final quarter of the fiscal year. During both of the record years, the Company benefited from its continued expansion efforts within the southeast United States, as the favorable market conditions and the ongoing expense management efforts drove earnings per share to $1.10 for both of the years.

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

The Company's broker-dealer subsidiary is subject to requirements of the Securities and Exchange Commission and the New York Stock Exchange relating to liquidity and capital standards. It has historically operated well in excess of the minimum requirements. At July 31, 1997, the net capital of the Company's broker-dealer subsidiary exceeded the SEC's minimum requirements by more than $107,000,000, which is slightly more than the $95,000,000 at the end of last year. Continued expansion is not expected to have a significant adverse impact on liquidity or capital. Funds available from operations and lines of credit should provide sufficient sources to meet capital needs of the foreseeable future.

During the year, the Company continued its stock repurchase program, purchasing 17,400 shares for an aggregate value of $142,000. This followed fiscal 1996 repurchases of 572,700 shares valued at $4,535,000. The board previously authorized the purchase of a total of 7,125,000 shares under the repurchase program.

Subsequent to the end of the year, the Board of Directors approved a three-for-two stock split to be distributed on September 11, 1997. All share, earnings per share, dividends per share and quarterly stock price data included above and in the consolidated financial statements and notes thereto have been adjusted to give effect to the stock split. The split represents continuing optimism regarding the Company's optimistic outlook. Also, subsequent to the end of the year, the Company signed an agreement to sell its corporate headquarters building and to lease it back over a 10 year period. The sale is for $36 million and will result in a gain of $13.8 million which will be deferred and taken into income over the ten year life of the lease. A portion of the sales proceeds will be used to repay the related mortgage note payable.

Forward Looking Statements.
This Annual Report may be deemed to contain certain forward-looking statements regarding the anticipated financial and operating results of the Company. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Information contained in these forward-looking statements in inherently uncertain; and actual performance and results may differ materially due to many important factors, many of which are beyond the Company's control including the Company's ability to sustain and manage growth; dealing with increasing competition; additional government regulations; changes in general economic conditions; and the like.



(Dollars in thousands)                          Increase
(Decrease)
Revenues:                                    1997 vs 1996
1996 vs 1995

  Commissions                            $11,989   18%
$21,708   47%
  Principal transactions                  (5,239)  (5%)
28,093   32%
  Investment banking                         878    2%
5,107   11%
  Interest                                        14,339   29%
 12,143   32%
  Investment management fees       3,176   34%       2,152   30%
  Other                                             1,985   23%
   4,131   89%
                                                    $27,128    9%
   $73,334   32%


Expenses:
  Compensation                            $ 6,012     4%
$37,557   31%
  Floor brokerage and clearance        646    15%        673
18%
  Communications                           2,657    14%
2,930   18%
  Travel and promotional                1,388    19%      1,481
25%
  Occupancy and equipment costs            4,042    34%
2,096   22%
  Interest                                        11,722    36%
  9,330   40%
  Taxes, other than income taxes       980    14%        708
11%
  Other operating expenses               (430)   (8%)     1,740
46%
                                                    $27,017
11%    $56,515   30%

Additional Financial Information (Unaudited)

Morgan Keegan, Inc. and Subsidiaries

                                    (In thousands, except per
share amounts)
Summary of Quarterly Results

                                                         First
 Second     Third      Fourth
                                                       Quarter
Quarter    Quarter    Quarter

Fiscal 1997
  Revenues                                   $74,415    $83,527
$77,283    $93,309
  Income before income taxes       11,749     14,674     10,910
 17,945
  Net income                                   7,349      9,274
  6,910     10,845
  Net income per share                     0.24       0.30
0.22       0.34



Fiscal 1996
  Revenues                                  $68,940    $77,457
$79,297    $75,712
  Income before income taxes      14,230     14,917     14,076
11,944
  Net income                                  8,830      9,217
 8,576      7,244
  Net income per share                     0.29       0.30
0.27       0.24



Fiscal 1995
  Revenues                                  $56,206    $55,267
$50,147    $66,452
  Income before income taxes       10,971      9,537      6,960
 10,880
  Net income                                    6,771      5,937
   4,360      6,780
  Net income per share                       0.22       0.19
0.15       0.22



Fiscal 1994
  Revenues                                    $57,664    $60,125
 $56,294    $57,637
  Income before income taxes       13,732     14,310     10,657
 12,942
  Net income                                   8,432      8,810
  6,657      7,942
  Net income per share                      0.26       0.26
0.20       0.25



Fiscal 1993
  Revenues                                    $47,047    $49,397
 $55,312    $57,439
  Income before income taxes        11,207     11,270     13,235
  13,990
  Net income                                    6,808      7,170
   8,085      8,639
  Net income per share                      0.22       0.24
0.25       0.26




Statistical Comparison of Production



                1997          1996         1995         1994
  1993
Total pro-
 duction    $213,247,662 $208,275,740 $160,335,704 $168,350,637
$154,251,186
Percentage
 change in
 production        +2.4%       +29.9%        -4.8%        +9.1%
   +12.8%
Number of
 tickets         685,790      749,560      558,967      480,564
  439,006
Average
 commissions
 per ticket  $       311 $        278  $       287 $        350 $
      351
Number of
 investment
 brokers             623          596          551          492
      438
Number of
 Investment
 brokers
 (over 1 year)       566          487          438          436
      403
Total number
 of employees      1,549        1,491        1,335        1,218
    1,088
Average
 commissions
 per investment
 broker (over
  1 year)    $   362,830 $    345,885 $    334,555 $    346,274 $
  359,817
Number of
 new accounts
 opened           32,166       33,835       29,559       25,861
   21,451



Consolidated Statements of Income
Morgan Keegan, Inc. and Subsidiaries

                                             Years ended
                                               July 31
                         (In thousands, except share and per
share amounts)
                                    1997         1996
1995


Revenues
  Commissions                             $ 79,859     $ 67,870
 $ 46,162
  Principal transactions                 109,964      115,203
 87,110
  Investment banking                     51,179       50,301
45,194
  Interest                                         64,262
49,923       37,780
  Investment management fees      12,499        9,323
7,171
  Other                                           10,771
8,786        4,655
                                                    328,534
301,406      228,072
Expenses
  Compensation                          164,364      158,352
120,795
  Floor brokerage and clearance     5,043        4,397
3,724
  Communications                        21,549       18,892
15,962
  Travel and promotional                8,724        7,336
5,855
  Occupancy and equipment costs  15,854       11,812        9,716
  Interest                                         44,652
32,930       23,600
  Taxes, other than income taxes    7,986        7,006
6,298
  Other operating expenses              5,084        5,514
3,774
                                                    273,256
246,239      189,724
  Income Before Income Taxe       55,278       55,167
38,348
  Income Tax Expense                   20,900       21,300
14,500
  Net Income                               $ 34,378     $ 33,867
  $ 23,848

 Net Income Per Share                 $   1.10     $   1.10     $
 0.78

  Average shares outstanding   31,325,041   30,774,663
30,586,151
>/TABLE>
See accompanying notes.




Consolidated Statements of Stockholders' Equity
Morgan Keegan, Inc. and Subsidiaries


                             Common   Common  Additional
 Stock-
                             Stock    Stock    Paid-In   Retained
 holders'
                             Shares   Amount   Capital   Earnings
 Equity
                           (In thousands, except share and per
share amounts)

Balance at August 1, 1994   13,704,011 $ 8,565  $ 5,522
$111,278  $125,365
Stock split effected
 in the form of a stock
 dividend                    6,852,005   4,283      (81)
(4,202)
Issuance of restricted
 stock                         298,072     186     (186)
Issuance of Common
 Stock                         344,924     216    2,017
    2,233
Dividends paid ($.15
 per share)
(4,440)   (4,440)
Repurchase & retirement
 of Common Stock            (1,030,309)   (645)  (8,360)
(344)   (9,349)
Amortization of
 restricted stock                                 1,800
    1,800
Net income
23,848    23,848
Balance at July 31, 1995    20,168,703  12,605      712
126,140   139,457
Issuance of restricted
 stock                         292,231     183     (183)
Issuance of Common
 Stock                         358,463     224    2,698
    2,922
Dividends paid ($.17
 per share)
(5,283)   (5,283)
Repurchase & retirement
 of Common Stock              (381,800)   (239)  (4,296)
   (4,535)
Amortization of
 restricted stock                                 2,580
    2,580
Net income
33,867    33,867
Balance at July 31, 1996    20,437,597  12,773    1,511
154,724   169,008
Issuance of restricted
 stock                        296,771     185      (185)
Issuance of Common
 Stock                        378,660     237     3,951
    4,188
Dividends paid ($.20
 per share)
(6,212)    (6,212)
Repurchase & retirement
 of Common Stock              (11,600)     (7)     (135)
     (142)
Amortization of
 restricted stock                                 2,500
    2,500
Net income                                                 34,378
   34,378
Stock split effected in
 the form of a stock
 dividend                   10,550,714   6,594   (6,594)

Balance at July 31, 1997    31,652,142 $19,782  $ 1,048  $182,890
 $203,720

See accompanying notes.

Consolidated Statements of Financial Condition
Morgan Keegan, Inc. and Subsidiaries

                          (In thousands, except share and per
share amounts)
July 31                                                   1997
    1996
Assets
  Cash                                               $   22,423
 $ 17,156
  Securities segregated for regulatory purposes,
    at market                                           280,100
  225,200
  Deposits with clearing organizations and others         9,153
    7,655
  Receivable from brokers and dealers and
    clearing organizations                               37,730
   16,978
  Receivables from customers                            358,020
  314,436
  Securities purchased under agreements to resell       146,881
   69,278
  Securities owned, at market                           275,611
  229,278
  Memberships in exchanges, at cost (market value-
    $4,202 at July 31, 1997; $3,722 at
    July 31, 1996)                                          719
      719
  Furniture, equipment and leasehold improvements,
    at cost (less allowances for depreciation and
    amortization-$16,257 at July 31, 1997;
    $13,362 at July 31, 1996)                            24,062
   18,492
  Building and improvements, at cost (less
    allowance for depreciation-$644 at
    July 31, 1997; $92 at July 31, 1996)                 19,356
   19,908
  Other assets                                           34,202
   27,548
                                                     $1,208,257
 $946,648
Liabilities and Stockholders' Equity
  Short-term borrowings                              $      570
 $ 31,400
  Mortgage note payable                                  19,714
   19,965
  Commercial paper                                      106,930
   42,928
  Payable to brokers and dealers and clearing
    organizations                                        12,718
    9,201
  Payable to customers                                  583,922
  484,547
  Customer drafts payable                                17,362
   14,456
  Securities sold under agreements to repurchase         97,417
   54,826
  Securities sold, not yet purchased, at market          94,298
   62,972
  Other liabilities                                      71,606
   57,345
                                                      1,004,537
  777,640
  Stockholders' equity
    Common Stock, par value $.625 per share:
    authorized 100,000,000 shares; 31,652,142
    shares issued and outstanding at July 31, 1997;
    20,437,597 at July 31, 1996                          19,782
   12,773
  Additional paid-in capital                              1,048
    1,511
  Retained earnings                                     182,890
  154,724
                                                        203,720
  169,008

                                                     $1,208,257
 $946,648

See accompanying notes.

Consolidated Statements of Cash Flows
Morgan Keegan, Inc. and Subsidiaries

Years ended July 31                                1997      1996
   1995
Cash Flows From Operating Activities:                  (In
thousands)
Net income                                        $34,378
$33,867  $23,848
Non-cash items included in earnings:
  Depreciation and amortization                     7,023
4,387    3,501
  Deferred income taxes                            (1,000)
(750)  (1,900)
  Amortization of restricted stock                  2,500
2,580    1,800
                                                   42,901
40,084   27,249
  (Increase) decease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                      (20,752)
8,068    4,899
    Deposits with clearing organizations
      and others                                   (1,498)
  (5,064)
    Receivable from customers                     (43,584)
(53,729) (23,943)
    Securities segregated for regulatory
      purposes, at market                         (54,900)
800 (190,299)
    Securities owned, at market                   (46,333)
(19,363) (42,347)
    Other assets                                   (5,654)
(1,733) (10,462)
  (Decrease) increase in operating liabilities:
    Payable to brokers and dealers and
      clearing organizations                        3,517
3,814   (8,194)
    Payable to customers                           99,375
46,029  197,377
    Customer drafts payable                         2,906
682    2,824
    Securities sold, not yet purchased, at market  31,326
(5,458)  32,445
    Other liabilities                              14,261
11,096   (8,796)
                                                  (21,336)
(9,794) (51,560)
 Cash provided by (used in) operating activities   21,565
30,290  (24,311)
Cash Flows From Financing Activities:
    Commercial paper                               64,002
35,460   (3,125)
    Mortgage note payable
20,000
    Mortgage note payments                           (251)
(35)
    Issuance of common stock                        4,188
2,922    2,233
    Retirement of common stock                       (142)
(4,535)  (9,349)
    Dividends paid                                 (6,212)
(5,283)  (4,440)
    Short-term borrowings                         (30,830)
(96,249) 111,149
    Securities purchased under agreements
      to resell                                   (77,603)
19,466  (29,050)
    Securities sold under agreements to
      repurchase                                   42,591
22,583  (26,489)
  Cash provided by (used in) financing activities  (4,257)
(5,671)  40,929
 Cash Flows From Investing Activities:
  Payments for furniture, equipment and
    leasehold improvements                        (12,041)
(9,750)  (7,185)
  Building purchase
(20,000)
  Cash used in investing activities               (12,041)
(29,750)  (7,185)
  Net increase (decrease) in cash                   5,267
(5,131)   9,433
Cash at beginning of period                        17,156
22,287   12,854
Cash at end of period                             $22,423
$17,156  $22,287

Income tax payments totaled $19,400,000 in 1997, $20,275,000 in 1996, and $14,651,000 in 1995. Interest payments totaled
$44,499,000 in 1997, $32,761,000 in 1996, and  $23,445,000 in
1995.
See accompanying notes.

Notes to Consolidated Financial Statements
Morgan Keegan, Inc., and Subsidiaries
July 31, 1997


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

Investment Banking: Management fees on investment banking transactions and selling concessions are recorded on the settlement date. Underwriting fees are generally recorded on the date the underwriting syndicate is closed.

Fixed Assets: Furniture, equipment and leasehold improvements are carried at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Building and improvements are carried at cost and are being depreciated over a thirty-one year period.

Securities-Lending Activities: Securities borrowed and securities loaned transactions are generally reported as collateralized financings except where letters of credit or other securities are used as collateral. Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

Reverse Repurchase and Repurchase Agreements: Securities purchased under agreements to resell (Reverse Repurchase Agreements) and securities sold under agreements to repurchase (Repurchase Agreements) are carried at the amounts at which the securities will be subsequently resold or reacquired as specified in the respective agreements. Government securities segregated in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission represent securities purchased under an agreement to resell of $280,100,000 and $225,200,000 at July 31, 1997 and 1996,
respectively.

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

Accounts with Customers: Accounts with customers include amounts arising from uncompleted transactions and margin balances.
Securities which are owned by customers but held as collateral for receivables from customers are not included in the consolidated financial statements.

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

Other Accounting Pronouncements: In December 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 127 defers the effective date of provisions of Statement 125 relating to the recognition of collateral, securities lending transactions, repurchase agreements, dollar-rolls, and similar transactions until January 1, 1998.

In February 1997, the FASB issued Statement No. 128, "Earnings Per Share." Statement 128 simplifies the calculation of earnings per share (EPS) and makes it comparable to international EPS standards. Statement 128 is effective for both interim and annual periods ending after December 15, 1997 and earlier application is not permitted. The Company does not believe that the adoption of this statement will have a material effect on its consolidated financial position or results of operations.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods ending after December 15, 1997. This statement established standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2-BORROWINGS

The mortgage note payable relates to the Memphis headquarters location acquired May 31, 1996, and requires monthly principal and interest payments of approximately $160,000. The mortgage bears interest at 8.25% and is secured by buildings and improvements with a book value of $19,356,000. Principal maturities under the mortgage note payable for the succeeding 5 years are as follows, in thousands:

                    1998                   $   272
                    1999                       297
                    2000                       318
                    2001                       350
                    2002                       380
              Thereafter                    18,097
                                           $19,714

Subsequent to year end, an agreement was entered into to sell the Memphis headquarters building. A portion of the proceeds will be used to repay the mortgage not payable (See Note 13).

The short-term borrowings of $570,000 and $31,400,000 at July 31, 1997 and 1996 respectively, consist of loans payable on demand primarily used to finance clearance of securities and to carry customers' margin accounts and firm positions. The notes bear interest at the broker loan rate, which was 6.4% and 6.0% at July 31, 1997 and 1996, respectively.

The Company had total lines of credit of $380,000,000 at July 31, 1997, with expirations prior to July 31, 1998, under which a maximum of $205,000,000 could be borrowed on an unsecured basis. There were no compensating balances associated with these lines of credit. There were no borrowings outstanding on these lines of credit at July 31, 1997.

The Company also issues its own commercial paper to investors at fluctuating interest rates (5.75% and 5.625% at July 31, 1997 and 1996, respectively). The paper matures over various terms not to exceed nine months.

The weighted average interest rate on all forms of short-term borrowings for the years ended July 31, 1997 and 1996 was 6.85% and 7.04%, respectively.

NOTE 3-SECURITIES

Securities owned for trading purposes consist of the following at July 31, in thousands:

                                               1997
1996


     U.S. government obligations             $163,544
$121,142
     State and municipal obligations           57,690
45,863
     Corporate bonds                           44,376
48,055
     Stocks                                     9,787
14,202
     Bankers' acceptance                          214
16
                                             $275,611
$229,278

State and municipal obligations include an issue with a par value of $12,700,000 which has been written down to an approximate fair market value of $5,715,000 at July 31, 1997 and July 31, 1996, as determined by management of the Company.

Securities sold, not yet purchased consist of the following at July 31, in thousands:

                                                1997
1996


     U.S. government obligations              $80,983
$54,422
     State and municipal obligations              230
122
     Corporate bonds                              525
3,095
     Stocks                                    12,560
5,333
                                              $94,298
$62,972

NOTE 4-LEASES

The Company leases office space, furniture and equipment under noncancellable leases expiring through 2007, with options to renew the leases for up to five years. Total rental expense for each of the years ended July 31 was as follows, in thousands:

               1997                         $9,124
               1996                         $8,838
               1995                         $7,615

Aggregate future annual minimum rental commitments, excluding escalations, for the years ending July 31 are as follows, in thousands:

               1998                        $ 7,890
               1999                          6,857
               2000                          6,278
               2001                          5,683
               2002                          4,933
        Thereafter                          19,085
                                           $50,726

NOTE 5-COMMITMENTS AND CONTINGENCIES

At July 31, 1997, the Company was obligated under commercial letters of credit of approximately $18,500,000 drawn in favor of certain clearing organizations which were collateralized by customer-owned securities of $19,266,000 and firm-owned securities of $5,500,000. These obligations normally settle through the clearance of the related securities transactions with the respective organizations.

The Company is named in and subject to various proceedings and claims incidental to its securities business. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that the resolution of such litigation and claims will have no material adverse effect on the Company's consolidated results of operations or financial condition.

NOTE 6-INCOME TAXES

Significant components of the provision (credit) for income taxes are as follows for the years ended July 31, in thousands:

                             1997         1996         1995


     Federal:
       Current             $18,500      $18,450      $14,000
       Deferred             (1,000)        (750)      (1,900)
                            17,500       17,700       12,100
     State                   3,400        3,600        2,400
                           $20,900      $21,300      $14,500

The principal reasons for the difference between the effective rate and the federal statutory income tax rate for the years ended July 31 are as follows, in thousands:

                           1997               1996
1995
                     Amount  Percent     Amount  Percent
Amount  Percent

Federal Statutory
 rate applied to
 pretax earnings    $19,347     35.0%   $19,308    35.0%
$13,422    35.0%
State and local
 taxes, less income
 tax benefit          2,210      4.0      2,340     4.2
1,560     4.0
Non-taxable interest,
 less non-deductible
 interest              (533)    (1.0)      (353)   (0.6)
(404)   (1.0)
Other - net            (124)       -          5       -
(78)   (0.2)
                    $20,900     38.0%   $21,300    38.6%
$14,500    37.8%


Significant components of the Company's deferred tax assets and liabilities as of July 31 are as follows, in thousands:


                                                   1997
1996
 Deferred tax assets:
  Deferred compensation and restricted stock      $3,212
$2,125
  Non-deductible reserves                          2,265
1,915
  Insurance and benefits                           1,649
1,709
  Trade date profit                                  482
 271
  Other                                               19
  67
                                                   7,627
6,087

Deferred tax liabilities:
  Depreciation and other building related items    2,464
1,778
  Other                                              163
 309
                                                   2,627
2,087
  Net deferred tax assets                         $5,000
$4,000



NOTE 7-COMMON STOCK

The Board of Directors has reserved 9,168,750 shares for issuance under the Company's Restricted Stock and Incentive Stock Option plans of 1983 and 1985. Under provisions of the Restricted Stock and the Incentive Stock Options Plans, benefits may be granted to key officers and employees in either, or a combination of, incentive stock options or restricted stock awards. Incentive stock options are granted at the fair market value of the stock at the time of grant. There were approximately 1,777,500 remaining shares available to be granted at July 31, 1997.

The Board of Directors has authorized 675,000 shares to be granted to non-employee directors in the form of incentive stock options. As of July 31, 1997, 162,000 options were outstanding and exercisable at an average price of $7.07. During fiscal year 1997, 108,000 options were exercised at an average price of $5.99 and 40,500 options were granted at an average price of $11.83.

  Employee stock option activity, which includes 32,364 shares
that are exercisable,   is summarized as follows:

                                               Average

                                  Shares     Price    Aggregate
   Exercisable

   Outstanding at August 1, 1994    124,736    $ 3.27    $407,248
     Granted                         88,125      5.87     516,790
 1995-2001
     Exercised                      (15,188)   ( 1.70)
(25,773)
     Forfeited                      (30,199)   ( 4.49)
(135,651)
   Outstanding at July 31, 1995     167,474      4.55     762,614
     Granted                         28,313      5.60     158,463
 1995-2001
     Exercised                      (62,438)   ( 1.70)
(106,324)
   Outstanding at July 31, 1996     133,349      6.11     814,753
     Granted                          9,750     11.64     113,500
 1997-2002
     Exercised                      (10,184)   ( 5.60)
(57,032)
   Outstanding at July 31, 1997     132,915    $ 6.55    $871,221


The Company has approximately 2,500,500 shares of restricted stock included in common stock outstanding which was issued at the fair market value at the date of grant.

Under an Employee Stock Purchase Plan, 4,275,000 shares have been reserved to allow employees to purchase company shares at a 15% discount, not to exceed 506,250 shares to all employees in any year.

Activity by year under the plan is summarized as follows:


                     Year                  Shares sold
                     1995                    488,699
                     1996                    428,007
                     1997                    449,808

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the fair value method in Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation costs were charged to earnings for options granted under the Company's plans.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended
July 31 are as follows:



1997           1996
Pro forma net income
$33,499        $33,199
Pro forma earnings per share
1.07           1.08


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


NOTE 9-EMPLOYEE BENEFIT PLANS

The Company makes discretionary contributions to its 401k defined contribution plan and its profit sharing plan covering substantially all employees. The Company also has a defined retirement plan covering certain executives. Total provisions for expenses under all plans for each of the years ended July 31, 1997, 1996, and 1995 totaled $1,994,000, $1,475,000 and $974,000, respectively.


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

At July 31, 1997, the subsidiary had net capital of $114,572,020 which was 31% of its aggregate debit balances and $107,182,218 in excess of the 2% net capital requirement. At July 31, 1996, the subsidiary had net capital of $102,154,559, which was 33% of its aggregate debit balances and $95,900,041 in excess of the 2% net capital requirement.

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

In the normal course of business, the Company enters into underwriting and forward and future commitments. At July 31, 1997, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $104 and $9 million, respectively. At July 31, 1996, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $20 million and $36 million, respectively. The Company typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Substantially all transactions relating to such commitments were subsequently settled and had no material effect on the Company's consolidated financial position.

The Company will occasionally hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts. At July 31, 1997 and 1996, the Company had approximately $11 million and $47 million of these contracts, respectively. The contract amounts do not necessarily represent future cash requirements.

While the Company regularly participates in the trading of some derivative securities for its customers, this trading is not a significant portion of the Company's business.

NOTE 12-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                (In thousands, except per share
amounts)

                                             Quarter Ended

                             October 31   January 31    April 30
 July 31

1997:
  Revenues                    $74,415      $83,527      $77,283
 $93,309
  Expenses                     62,666       68,853       66,373
  75,364
  Income before income taxes   11,749       14,674       10,910
  17,945
  Net income                    7,349        9,274        6,910
  10,845
  Net income per share           0.24         0.30         0.22
    0.34
  Dividends per share            0.05         0.05         0.05
    0.05
  Stock price range:
   High                         10.59        11.92        14.67
   14.63
   Low                           8.25        10.33        10.67
   11.92

1996:
  Revenues                    $68,940      $77,457      $79,297
 $75,712
  Expenses                     54,710       62,540       65,221
  63,768
  Income before income taxes   14,230       14,917       14,076
  11,944
  Net income                    8,830        9,217        8,576
   7,244
  Net income per share           0.29         0.30         0.27
    0.24
  Dividends per share            0.04         0.04         0.05
    0.05
  Stock price range:
   High                          8.42         9.09         8.92
    8.83
   Low                           7.25         7.25         8.00
    8.08


NOTE 13-SUBSEQUENT EVENTS

On August 21, 1997, the Board of Directors approved a three-for-two split, effected in the form of a stock dividend, of the common shares which was distributed on September 11, 1997 to shareholders of record on September 3, 1997. Common Stock issued and additional paid-in capital as of July 31, 1997 have been restated to reflect this split. The number of common shares issued at July 31, 1997 after giving effect to the split, was 31,652,142 (21,101,428 before the split).

All share, earnings per share, dividends per share and quarterly stock price data included in the consolidated financial statements and notes thereto have been adjusted to give effect to the stock split.

Also, the Company entered into an agreement during September 1997 to sell its corporate headquarters building for $36 million and lease back a portion of it under a 10-year lease agreement. The $13.8 million gain will be deferred and taken into income over the 10-year life of the lease. A portion of the sales proceeds will be used to pay off the mortgage note payable.