Form 10-Q
period 1997-10-31
MORGAN KEEGAN INC
filed 1997-12-15
CIK 729600

          SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                                   FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                         15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED October 31, 1997
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

Class                                          Outstanding at October 31, 1997
Common Stock $.625 par value                       32,279,100

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Statements
    of Financial Condition. . . . . . . . October 31, 1997 and
                                                        July 31, 1997

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months ended
                                          October 31, 1997 and 1996

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Three months ended
                                          October 31, 1997 and 1996

  Notes to Consolidated
    Financial Statements. . . . . . . . . October 31, 1997

Item 2.  Management's Discussion and Analysis of Financial
Condition  and Results of Operations



Part II.  Other Information

Item 1.  Legal proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MORGAN KEEGAN, INC. and Subsidiaries
                                               October 31        July 31
                                                  1997             1997
                                               (unaudited)
                                                     (in thousands)

ASSETS
  Cash                                                  $    22,273     $   22,423
  Securities segregated for regulatory
    purposes, at market                            272,200        280,100
  Deposits with clearing organizations
    and others                                              9,153          9,153
  Receivable from brokers and dealers and
    clearing organizations                         84,631         37,730
  Receivable from customers                 406,100        358,020
  Securities purchased under agreements
    to resell                                               98,802        146,881
  Securities owned, at market                498,832        275,611
  Memberships in exchanges, at cost
    (market value-$3,790,000 at 10-31-97;
     $4,202,000 at 7-31-97)                           719            719
  Furniture, equipment and leasehold
    improvements, (less allowances for
    depreciation and amortization $14,784,000
    at 10-31-97; $16,257,000 at 7-31-97)           22,578         24,062
  Building and improvements, at cost (less
    allowance for depreciation $644,000
    at 7-31-97)                                                   19,356
  Other assets                                     60,969         34,202

                                               $1,476,257     $1,208,257

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                        $  251,300     $      570
  Mortgage note payable                                           19,714
  Commercial paper                                 52,729        106,930
  Payable to brokers and dealers and
    clearing organizations                         38,782         12,718
  Payable to customers                            621,164        583,922
  Customer drafts payable                          14,966         17,362
  Securities sold under agreements to
    repurchase                                          95,920         97,417
  Securities sold, not yet purchased,
    at market                                            92,095         94,298
  Other liabilities                                     86,035         71,606
                                                         1,252,991      1,004,537
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares;
  32,279,100 shares issued and outstanding
  at 10-31-97; 31,652,142 at 7-31-97               20,174         19,782
  Additional paid-in capital                        9,344          1,048
  Retained earnings                               193,748        182,890
                                                  223,266        203,720

                                               $1,476,257     $1,208,257

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                                                  Three Months Ended
                                                       October 31
                                                 (in thousands, except
                                                   per share amounts)

                                                  1997            1996

REVENUES
  Commissions                                  $ 28,452         $16,413
  Principal transactions                         31,202          28,104
  Investment banking                             15,795           9,368
  Interest                                                17,895          14,734
  Investment management fees                4,643           1,649
  Other                                                     3,211           4,147
          TOTAL                                     101,198          74,415

EXPENSES
  Compensation                                    50,447          37,494
  Floor brokerage and clearance            1,596           1,258
  Communications                                  5,564           5,432
  Travel and promotional                         2,779           1,904
  Occupancy and equipment costs           4,402           3,444
  Interest                                                12,498          10,336
  Taxes, other than income taxes            1,905           1,465
  Other operating expenses                     1,319           1,333
                                                              80,510          62,666


INCOME BEFORE INCOME TAXES      20,688          11,749
INCOME TAX EXPENSE                           7,900           4,400

NET INCOME                                          $ 12,788         $ 7,349

NET INCOME PER SHARE                     $   0.40         $  0.24

DIVIDENDS PER SHARE                       $   0.06         $  0.05



See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries
                                                     Three Months Ended
                                                          October 31
                                                     1997           1996
                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                $12,788       $ 7,349
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                     1,836         1,393
    Deferred income taxes                               (5,140)         (330)
    Amortization of gain on sale of building
      and related assets                                        (115)
    Amortization of restricted stock                    750           750
                                                                    (10,119)        9,162
 (Increase) decrease in operating assets:
  Receivable from brokers and dealers and
    clearing organizations                             (46,901)      (13,102)
  Deposits with clearing organizations and others                    (295)
  Receivable from customers                           (48,080)        2,395
  Securities segregated for regulatory purposes       7,900       (29,200)
  Securities owned                                           (223,221)     (180,856)
  Other assets                                                     (21,627)       (7,323)
Increase (decrease) in operating liabilities:
  Payable to brokers and dealers and clearing
    organizations                                                   26,064         4,693
  Payable to customers                                         37,242        36,981
  Customer drafts payable                                     (2,396)       (2,367)
  Securities sold, not yet purchased                     (2,203)       20,131
  Other liabilities                                                    959        (7,086)
                                                                      (272,263)     (176,029)
    Cash used for operating activities             (262,144)     (166,867)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                           (54,201)       (5,101)
  Mortgage note payable                                    (19,714)          (57)
  Issuance of Common Stock                                7,938            22
  Retirement of Common Stock                                              (142)
  Dividends paid                                                 (1,930)       (1,425)
  Short-term borrowings                                  250,730       192,300
  Securities purchased under agreements to resell    48,079    (26,096)
  Securities sold under agreements to repurchase     (1,497)     7,272
    Cash provided by financing activities                 229,405    166,773

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                                        (1,993)    (4,080)
  Proceeds from sale of building and related
    assets                                                                      34,582
    Cash provided by (used for) investing
      activities                                                              32,589    (4,080)
      Decrease in Cash                                                    (150)    (4,174)
Cash at Beginning of Period                                     22,423        17,156
Cash at End of Period                                            $ 22,273      $ 12,982

Income tax payments were approximately $3,473,000 and $1,255,000 for the three month period ending October 31, 1997, and 1996, respectively. Interest payments were approximately $12,457,000 and $10,127,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

October 31, 1997

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan,
Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant).
The accompanying unaudited consolidated financial statements have been prepared
in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1997, are not necessarily indicative of the
results that may be expected for the year ending July 31, 1998. For further information, refer to the financial statements and notes hereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1997.


NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company,
Inc. (M.K. & Co.)
is subject to the Securities and Exchange Commission's (SEC)
 uniform net capital rule.
The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances.
At October 31, 1997, M.K. & Co. had net capital of $117,847,117 which was 27% of
its aggregate debit balances and $109,197,997 in excess of the 2% net capital requirement.

NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

NOTE D - EFFECT OF FASB STATEMENT NO. 128

In February 1997, the Financial Accounting Standards Board issued Statement No. 128,
"Earnings per Share", which is required to be adopted on December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary
earnings per share, the dilutive effect of stock options will be excluded. The impact of
Statement 128 on the calculation of primary earnings per share and fully diluted earnings
per share is not expected to be material.

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

This Form 10-Q may contain or incorporate by reference statements which may constitute "forward-looking statements" within the meaning of
Section 27A of the
Securities Act of 1933, as amended and Section 21E of the ecurities Exchange
Act of 1934, as amended.  Prospective investors are cautioned that any such
forward-looking statements are not guarantees for future erformance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

The Registrant is evaluating Year 2000 compliance issues including vendors, software and other systems to determine that internal and external concerns are addressed to meet the Year 2000 deadline. The committee setup to over see this evaluation and implementation includes key personnel from various aspects of the
Registrant's business activities. The committee is projecting full compliance by the end of current fiscal year with on going testing throughout
1999.


Results of Operations

The Registrant recognized record-setting revenues and net income for the quarter ended October 31, 1997. Revenues totaled $101,198,000 with net income reaching
$12,788,000 surpassing previous records set in the fourth quarter of fiscal 1997 when revenues were $93,309,000 and net income was $10,845,000.

Revenues increased $26,783,000, or 36%, over the same quarter in the previous year.
The largest components of this increase included a 73% increase in commissions and a 69% increase in investment banking revenues. Strong market activity pushed the Dow Jones Industrial Average over 8000 spurning record-level activity in the equity markets.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MORGAN KEEGAN, INC. and Subsidiaries

Results of Operations (continued)

Operating expenses increased to $80,510,000 for the current period versus $62,666,000 for the first quarter of fiscal 1997. Employee compensation expense increased 35% and is in direct proportion with the increase in revenues.

Net income increased $5,439,000, or 74%, to $12,788,000 from $7,349,000 reported in the same quarter of the previous fiscal year. Earnings per share were $0.40 and $0.24 for the respective quarters. The growth of the retail branch system of the Registrant's broker/dealer subsidiary and the volatility of both fixed income and equity markets contributed to the noted increases.

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with
approximately 94% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the three month period ended October 31, 1997, cash flows used for operating activities increased by $262,144,000 primarily due to the $223,221,000 increase in securities owned.

Cash flows from financing activities were $229,405,000 for the three month period ended October 31, 1997, compared to $166,773,000 in the same period of the previous year. The increase was a result of the increase in short-term borrowings used to carry the noted higher level of inventory.

Investing activities resulted in a $32,589,000 increase in cash flows for the current
period versus a $4,080,000 decrease in cash flows in the same quarter of the previous year. The increase is a result of the sale of the homeoffice building in the month of
October 1997 for approximately $36 million dollars.

At October 31, 1997, the Registrant's broker/dealer subsidiary, which is regulated
under the SEC's uniform net capital rule, had net capital of $117,847,117 which was
$109,197,997 in excess of the 2% net capital requirement. During the quarter, the
Registrant declared and paid cash dividends of $0.06 per share on the shares outstanding.
Also during the quarter, the Registrant declared and paid a 3-for-2 stock split accounted
for as a stock dividend increasing the number of shares outstanding by 10,756,101 shares.
During the quarter, the Registrant sold its headquarters building and signed an agreement to lease the building back over a 10-year period.
The sale was for $36
 million and resulted in a $13.8 million gain, which was deferred and will be realized over the 10-year life of the lease.

The Registrant is authorized to repurchase  its own stock under the stock
repurchase program begun in November 1993. During the quarter no stock was repurchased under the plan. Since the inception of the repurchase program, the
Registrant has repurchased 5,158,184 shares for $30,801,989.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             11.  Computation of Earnings per Share

         b.  Reports on Form 8-K

             No reports were filed during the quarter on Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Morgan Keegan, Inc.
                                           Registrant



                                  BY     /S/Joseph C. Weller
                                             Joseph C. Weller
                                             EVP, CFO, Sec.-Treas.


Date:       December 12, 1997

MORGAN KEEGAN, INC. and Subsidiaries

Item 6.  Exhibit a.1.

COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)

                                                 Three Months Ended
                                                     October 31
                                               1997              1996

PRIMARY

Average Shares outstanding                  32,118,290        30,640,323

Net effect of dilutive stock options
  based on the treasury stock method
  using average market price.
                                                                 164,005           122,820

     TOTAL                                          32,282,295        30,763,143

Net Income                                       $12,787,582       $ 7,348,817

Per Share Amount                                  $      0.40       $      0.24



FULLY DILUTED

Average shares outstanding                  32,118,290        30,640,323

Net effect of dilutive stock options
  based on the treasury stock method
  using the quarter end market price,
  if higher than average market price.         166,877           129,425

     TOTAL                                            32,285,167        30,769,748

Net Income                                        $12,787,582       $ 7,348,817

Per Share Amount                                  $      0.40       $      0.24

??