Form 10-Q
period 1998-01-31
MORGAN KEEGAN INC
filed 1998-03-16
CIK 729600

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q
 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED January 31, 1998
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

Class                               Outstanding at January 31, 1998
Common Stock $.625 par value                       32,937,354

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Statements
    of Financial Condition. . . . . . . . January 31, 1998 and July 31, 1997

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months and six months ended
                                          January 31, 1998 and 1997

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Six months ended
                                          January 31, 1998 and 1997

  Notes to Consolidated
    Financial Statements. . . . . . . . . January 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information

Item 1.  Legal proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MORGAN KEEGAN, INC. and Subsidiaries
                                               January 31         July 31
                                                  1998             1997
                                               (unaudited)
                                                     (in thousands)

ASSETS
  Cash                                        $   14,495      $   22,423
  Securities segregated for regulatory
    purposes, at market                          295,700         280,100
  Deposits with clearing organizations
    and others                                     9,049           9,153
  Receivable from brokers and dealers and
    clearing organizations                        34,465          37,730
  Receivable from customers                      417,853         358,020
  Securities purchased under agreements
    to resell                                     49,485         146,881
  Securities owned, at market                    307,052         275,611
  Memberships in exchanges, at cost
    (market value-$4,679,000 at 1-31-98;
     $4,202,000 at 7-31-97)                          719             719
  Furniture, equipment and leasehold
    improvements, (less allowances for
    depreciation and amortization $16,745,000
    at 1-31-98; $16,257,000 at 7-31-97)           22,457          24,062
  Building and improvements, at cost (less
    allowance for depreciation $644,000
    at 7-31-97)                                                   19,356
  Other assets                                    57,754          34,202

                                              $1,209,029      $1,208,257

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                       $  121,100      $      570
  Mortgage note payable                                           19,714
  Commercial paper                                41,312         106,930
  Payable to brokers and dealers and
    clearing organizations                        19,859          12,718
  Payable to customers                           627,049         583,922
  Customer drafts payable                         16,363          17,362
  Securities sold under agreements to
    repurchase                                     4,132          97,417
  Securities sold, not yet purchased,
    at market                                     58,822          94,298
  Other liabilities                               80,788          71,606
                                                 969,425       1,004,537
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares;
  32,937,354 shares issued and outstanding
  at 1-31-98; 31,652,142 at 7-31-97               20,586          19,782
  Additional paid-in capital                      15,797           1,048
  Retained earnings                              203,221         182,890
                                                 239,604         203,720

                                              $1,209,029      $1,208,257

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                               Three Months Ended       Six Months Ended
                                   January 31              January 31
                                (in thousands, except per share amounts)

                                 1998      1997          1998      1997

REVENUES
  Commissions                  $23,632   $19,884      $ 52,083   $ 36,297
  Principal transactions        26,521    28,635        57,723     56,739
  Investment banking            19,707    14,121        35,502     23,489
  Interest                      17,847    15,644        35,743     30,378
  Investment management fees     4,969     1,753         9,612      3,401
  Other                          3,896     3,490         7,106      7,638
          TOTAL                 96,572    83,527       197,769    157,942

EXPENSES
  Compensation                  47,675    41,772        98,122     79,266
  Floor brokerage and
     clearance                   1,302     1,174         2,898      2,432
  Communications                 5,426     5,280        10,990     10,712
  Travel and promotional         2,780     2,262         5,559      4,165
  Occupancy and equipment
     costs                       4,752     3,977         9,154      7,421
  Interest                      11,957    10,769        24,455     21,104
  Taxes, other than income
     taxes                       3,187     2,546         5,092      4,011
  Other operating expense        1,491     1,073         2,810      2,408
                                78,570    68,853       159,080    131,519


INCOME BEFORE INCOME TAXES      18,002    14,674        38,689     26,423
INCOME TAX EXPENSE               6,600     5,400        14,500      9,800

NET INCOME                     $11,402   $ 9,274      $ 24,189   $ 16,623

NET INCOME PER SHARE:
     Basic                     $  0.35   $  0.30      $   0.75   $   0.54
     Diluted                   $  0.35   $  0.30      $   0.75   $   0.54

DIVIDENDS PER SHARE            $  0.06   $  0.05      $   0.12   $   0.10


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
     Basic                      32,444    30,877        32,281     30,778
     Diluted                    32,627    31,048        32,457     30,933

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries
                                                       Six Months Ended
                                                          January 31
                                                     1998           1997
                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                      $ 24,189        $16,623
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                    4,816          3,012
    Deferred income taxes                           (4,790)          (670)
    Amortization of gain on sale of building
      and related assets                              (460)
    Amortization of restricted stock                 1,500          1,500
                                                    25,255         20,465
 (Increase) decrease in operating assets:
  Receivable from brokers and dealers and
    clearing organizations                           3,265        (13,126)
  Deposits with clearing organizations and others      104         (1,513)
  Receivable from customers                        (59,833)           172
  Securities segregated for regulatory purposes    (15,600)       (39,600)
  Securities owned                                 (31,441)       (98,775)
  Other assets                                     (18,762)        (6,504)
Increase (decrease) in operating liabilities:
  Payable to brokers and dealers and clearing
    organizations                                    7,141             33
  Payable to customers                              43,127         47,153
  Customer drafts payable                             (999)        (1,453)
  Securities sold, not yet purchased               (35,476)         5,039
  Other liabilities                                 (3,943)        (5,907)
                                                  (112,417)       (114,481)
    Cash used for operating activities             (87,162)       (94,016)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                 (65,618)        37,776
  Mortgage note payable                            (19,714)          (116)
  Issuance of Common Stock                          14,053          3,555
  Retirement of Common Stock                                         (142)
  Dividends paid                                    (3,858)        (2,850)
  Short-term borrowings                            120,530         50,170
  Securities purchased under agreements to resell   97,396        (33,004)
  Securities sold under agreements to repurchase   (93,285)        42,567
    Cash provided by financing activities           49,504         97,956

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                          (4,852)        (6,813)
  Proceeds from sale of building and related
    assets                                          34,582
    Cash provided by (used for) investing
      activities                                    29,730        (6,813)
      Decrease in Cash                              (7,928)        (2,873)
Cash at Beginning of Period                         22,423         17,156
Cash at End of Period                             $ 14,495       $ 14,283

Income tax payments were approximately $22,963,000 and $9,792,000 for the six month period ending January 31, 1998, and 1997, respectively.
Interest payments
 were approximately $24,758,000 and $20,872,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

January 31, 1998

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the six months ended January 31, 1998, are not necessarily indicative of the results that may be expected for the year ending
July 31, 1998.  For further
information, refer to the financial statements and notes hereto included in the
Registrant's annual report on Form 10-K for the year ended July 31, 1997.

NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New
York Stock Exchange,
the registrant's brokerage subsidiary, Morgan Keegan
& Company, Inc.
(M.K. & Co.) is subject to the Securities and Exchange
Commission's (SEC)
uniform net capital rule.  The broker/dealer subsidiary
 has elected to operate
under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions.
The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances.
At January 31, 1998, M.K. & Co. had net capital of
$146,741,276 which was
34% of its aggregate debit balances and $138,154,973 in excess of the 2% net capital requirement.

NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

NOTE D - EFFECT OF FASB STATEMENT NO. 128

In 1997, the Financial Accounting Standards Board issued
Statement No. 128,
"Earnings per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share.
Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities.
Diluted earnings per share
 is very similar to the previously reported fully diluted earnings per share.
All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement
No. 128 requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


The following table sets forth the computation of basic and diluted earnings per share:

                                Three Months Ended       Six Months Ended
                                    January 31              January 31
                                 1998        1997        1998        1997

Numerator

  Net Income                $11,401,769  $9,273,758  $24,189,350 $16,622,575

Denominator

  Denominator for basic
   earnings per share -
   weighted average shares   32,443,664  30,876,811   32,281,245  30,777,726


  Effect of dilutive
   securities - stock
   options                      183,051     170,774      175,543     155,082

  Denominator for diluted
   earnings per share -
   adjusted weighted
   average shares and
   assumed conversations     32,626,715  31,047,585   32,456,788  30,932,808

  Basic earnings per share  $      0.35 $      0.30  $      0.75 $      0.54
  Diluted earnings per
   share                    $      0.35 $      0.30  $      0.75 $      0.54


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

The Registrant is evaluating Year 2000 compliance issues including vendors, software and other systems to determine that internal and external concerns are addressed to meet the Year 2000 deadline. A committee has been setup to over see this evaluation and implementation includes key personnel from various aspects of the Registrant's business activities. The committee is projecting full compliance by the end of current fiscal year with on going testing throughout 1999. The cost of implementing Year 2000 compliance issues is not expected to be material to the Registrant's consolidated results of operations or financial condition.


Results of Operations

The Registrant recognized the second highest level of revenues and net income for the quarter ended January 31, 1998. Revenues for the quarter were $96,572,000--16% higher than the second quarter of fiscal
1997 when revenues were $83,527,000. The largest component of the increase was a 40% increase in investment banking revenues. Follow-on offering activity remained high throughout the quarter as many of the Registrant's clients took advantage of the current markets to finance their expansion efforts.

Operating expenses increased to $78,570,000 compared to $68,854,000 in the same period a year ago. This $9,716,000 increase is attributable to a 14% increase in compensation and an 11% increase in interest expense.
Both increases are in proportion to the increase in trading volume.


MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MORGAN KEEGAN, INC. and Subsidiaries

Results of Operations (continued)

Net income for the quarter increased to $11,402,000, or $.35 per share,
versus $9,274,000, $.30 per share a year ago.   Market conditions
continued to be favorable throughout the quarter with the Dow Jones
Industrial Average hovering at 8000.

Total revenues for the six months ended January 31, 1998, totaled
$197,769,000 or 25% higher than the same period of the previous year when revenues were $157,942,000. The most significant increases were noted in commission income, investment banking revenues and investment advisory revenues. These increases are the result of the bullish market conditions and continued growth of the Registrant's retail branch system.

Year-to-date operating expenses increased 21% to $159,080,000 from $131,519,000 for the six months ended January 31, 1997. Factors contributing to this increase include a 24% increase in compensation and a 16% increase in interest cost. These increases are relative to the increase in revenues and trading volumes.

Net income for the six months was $24,189,000 or $.75 per share which is well ahead of last year's record pace when net income equaled $16,623,000 or $.54 per share.


Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 93% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the six month period ended January 31, 1998, cash flows used for operating activities were $87,162,000 primarily due to a $59,833,000 increase in receivables from customers.

Cash flows from financing activities were $49,504,000 for the six months ended January 31, 1998. Changes in securities owned, customer receivables and broker receivables directly affect the financing activities.

Investing activities resulted in a $29,730,000 increase in cash flows for the current period versus a $6,813,000 decrease in the previous year. The increase is a result of the sale of the home office building in the month of October 1997 for approximately $36 million dollars.

At January 31, 1998, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $146,741,276 which was $138,154,973 in excess of the 2% net capital requirement. During the quarter, the Registrant declared and paid cash dividends of $.06 per share on the shares outstanding.


MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MORGAN KEEGAN, INC. and Subsidiaries

Liquidity and Capital Resources (continued)

As previously disclosed in Form 10-Q filed for the quarter ended
October 31, 1997, the Registrant declared and paid a 3-for-2 stock split accounted for as a stock dividend. This stock split increased the number of shares outstanding by 10,756,101 shares.
All per share information has been restated for the stock split.

The Registrant is authorized to repurchase its own stock under
the stock repurchase program begun in November 1993.   No
stock has been repurchased under the plan year-to-date.  Since inception of the repurchase program, the Registrant has
repurchased 5,158,184 shares for $30,801,989.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 25, 1997, at the Registrant's annual meeting of its shareholders, 81% of the 32,273,616 shares outstanding at October 3, 1997 were represented by proxy. A quorum as declared present for the conduct of business and the following proposals were voted on:

         Proposal 1: Election of the directors from the following nominees to serve the registrant for the ensuing year:

              Allen B. Morgan, Jr.            John W. Stokes, Jr.
              William W. Deupree, Jr.         Kenneth F. Clark, Jr.
              Joseph C. Weller                James E. Harwood
              Donald Ratajczak                Harry Phillips

         Results of vote: 99.9% of the votes cast were in favor of this proposal.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             11.  Computation of Earnings per Share

                   None

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


Date:       March 16, 1998














