Form 10-Q
period 1998-04-30
MORGAN KEEGAN INC
filed 1998-06-15
CIK 729600

          SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C.  20549


                       FORM 10-Q
  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTER ENDED APRIL 30, 1998
             COMMISSION FILE NO. 1-9015


                 MORGAN KEEGAN, INC.
(Exact name of Registrant as specified in its charter)


   Tennessee                               62-1153850
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

 Fifty Front Street
 Memphis, Tennessee                             38103
 (Address of principal                       (Zip Code)
  executive offices)

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

         APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

     Class                    Outstanding at April 30, 1998
Common Stock $.625 par value             32,985,954

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

  Consolidated Statements
    of Financial Condition. . . . . . . . April 30, 1998 and July 31, 1997

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months and nine months ended
                                          April 30, 1998 and 1997

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Nine months ended
                                          April 30, 1998 and 1997

  Notes to Consolidated
    Financial Statements. . . . . . . . . April 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.  Other Information

Item 1.  Legal proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MORGAN KEEGAN, INC. and Subsidiaries
                                                April 30         July 31
                                                  1998             1997
                                               (unaudited)
                                                      (in thousands)

ASSETS
  Cash                                        $   27,232      $   22,423
  Securities segregated for regulatory
    purposes, at market                          366,200         280,100
  Deposits with clearing organizations
    and others                                     9,532           9,153
  Receivable from brokers and dealers and
    clearing organizations                        34,272          37,730
  Receivable from customers                      480,106         358,020
  Securities purchased under agreements
    to resell                                    162,322         146,881
  Securities owned, at market                    505,301         275,611
  Memberships in exchanges, at cost
    (market value-$5,484,000 at 4-30-98;
     $4,202,000 at 7-31-97)                        2,428             719
  Furniture, equipment and leasehold
    improvements, (less allowances for
    depreciation and amortization $18,798,000
    at 4-30-98; $16,257,000 at 7-31-97)           22,944          24,062
  Building and improvements, at cost (less
    allowance for depreciation $644,000
    at 7-31-97)                                                   19,356
  Other assets                                    49,394          34,202

                                              $1,659,731      $1,208,257

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                       $  195,800      $      570
  Mortgage note payable                                           19,714
  Commercial paper                                64,138         106,930
  Payable to brokers and dealers and
    clearing organizations                        58,923          12,718
  Payable to customers                           751,992         583,922
  Customer drafts payable                         22,521          17,362
  Securities sold under agreements to
    repurchase                                   117,181          97,417
  Securities sold, not yet purchased,
    at market                                    121,513          94,298
  Other liabilities                               76,724          71,606
                                               1,408,792       1,004,537
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares;
  32,985,954 shares issued and outstanding
  at 4-30-98; 31,652,142 at 7-31-97               20,616          19,782
  Additional paid-in capital                      16,802           1,048
  Retained earnings                              213,521         182,890
                                                 250,939         203,720

                                              $1,659,731      $1,208,257

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                               Three Months Ended      Nine Months Ended
                                    April 30               April 30
                                (in thousands, except per share amounts)

                                 1998      1997          1998      1997

REVENUES
  Commissions                 $ 29,354  $ 19,110      $ 81,437   $ 55,407
  Principal transactions        33,459    24,903        91,182     81,643
  Investment banking            15,043    12,097        50,545     35,585
  Interest                      17,200    15,616        52,942     45,994
  Investment management fees     4,778     1,896        14,390      5,298
  Other                          3,712     3,661        10,819     11,299
          TOTAL                103,546    77,283       301,315    235,226

EXPENSES
  Compensation                  53,069    38,572       151,191    117,838
  Floor brokerage and
     clearance                   1,713     1,583         4,611      4,016
  Communications                 6,156     5,441        17,146     16,153
  Travel and promotional         2,154     2,039         7,713      6,204
  Occupancy and equipment
     costs                       4,881     4,111        14,035     11,532
  Interest                      11,047    10,906        35,502     32,010
  Taxes, other than income
     taxes                       2,993     2,484         8,085      6,495
  Other operating expense        2,261     1,237         5,071      3,645
                                84,274    66,373       243,354    197,893


INCOME BEFORE INCOME TAXES      19,272    10,910        57,961     37,333
INCOME TAX EXPENSE               7,000     4,000        21,500     13,800

NET INCOME                    $ 12,272  $  6,910      $ 36,461   $ 23,533

NET INCOME PER SHARE:
     Basic                    $   0.37  $   0.22      $   1.12   $   0.76
     Diluted                  $   0.37  $   0.22      $   1.12   $   0.76

DIVIDENDS PER SHARE           $   0.06  $   0.05      $   0.18   $   0.15


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
     Basic                      32,786    31,447        32,488     30,853
     Diluted                    32,947    31,597        32,663     31,026



See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries
                                                     Nine Months Ended
                                                         April 30
                                                     1998          1997
                                                       (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                       $36,461        $23,533
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                    5,850          4,672
    Deferred income taxes                           (5,550)          (891)
    Amortization of gain on sale of building
      and related assets                              (805)
    Amortization of restricted stock                 2,250          2,150
                                                    38,206         29,464
 (Increase) decrease in operating assets:
  Receivable from brokers and dealers and
    clearing organizations                           3,458          2,678
  Deposits with clearing organizations and others     (379)        (1,589)
  Receivable from customers                       (122,086)       (34,883)
  Securities segregated for regulatory purposes    (86,100)        26,500
  Securities owned                                (229,690)      (160,731)
  Other assets                                      (9,642)        (9,018)
Increase (decrease) in operating liabilities:
  Payable to brokers and dealers and clearing
    organizations                                   46,205            408
  Payable to customers                             168,070         15,881
  Customer drafts payable                            5,159         (2,522)
  Securities sold, not yet purchased                27,215         52,599
  Other liabilities                                 (7,662)        (5,074)
                                                  (205,452)      (115,751)
  Cash used for operating activities              (167,246)       (86,287)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                 (42,792)        33,762
  Mortgage note payable                            (19,714)          (189)
  Issuance of Common Stock                          14,337          4,114
  Retirement of Common Stock                                         (142)
  Dividends paid                                    (5,829)        (4,532)
  Short-term borrowings                            195,230        120,670
  Securities purchased under agreements to resell  (15,441)       (90,865)
  Securities sold under agreements to repurchase    19,764         30,889
    Cash provided by financing activities          145,555         93,707

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                          (6,373)        (9,218)
  Membership in exchanges                           (1,709)
  Proceeds from sale of building and
    related assets                                  34,582
    Cash provided by (used for)
      investing activities                          26,500         (9,218)
      Increase (decrease) in Cash                    4,809         (1,798)
Cash at Beginning of Period                         22,423         17,156
Cash at End of Period                             $ 27,232       $ 15,358

Income tax payments were approximately $29,240,000 and $14,904,000
For the nine month period ending April 30, 1998, and 1997, respectively. Interest payments were approximately $35,873,000 and $31,575,000 for the same periods, respectively.
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

April 30, 1998

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its wholly owned subsidiaries (collectively Referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Operating results for the nine months ended April 30, 1998, are not necessarily indicative of the results that may be expected for the year ending July 31,1998.
For further information, refer to the financial statements and notes hereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1997.

NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At April 30, 1998, M.K. & Co. had net capital of $149,755,779 which was 30% of its aggregate debit balances and $139,894,240 in excess of the 2% net capital requirement.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


The following table sets forth the computation of basic and diluted earnings per share:

                                Three Months Ended       Nine Months Ended
                                     April 30                April 30
                                 1998        1997        1998        1997

Numerator

  Net Income              $12,271,156  $ 6,910,000  $36,460,507  $23,532,575

Denominator

  Denominator for basic
   earnings per share -
   weighted average
   shares                   32,786,066   31,446,633   32,488,248  30,853,310


  Effect of dilutive
   securities - stock
   options                     160,666      150,644      174,294     172,868

  Denominator for diluted
   earnings per share -
   adjusted weighted
   average shares and
   assumed conversations    32,946,732   31,597,277   32,662,542  31,026,178

  Basic earnings per share $      0.37  $      0.22  $      1.12 $      0.76
  Diluted earnings per
   share                   $      0.37  $      0.22  $      1.12 $      0.76

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


Results of Operations

The Registrant recognized record level revenues of $103,546,000 for the quarter ended April 30, 1998-surpassing the previous record set in the first quarter when revenues totaled $101,198,000. The current quarter revenues exceeded the same period in the previous year by $26,263,000-a 34% increase over the $77,283,000 recorded in the third quarter of fiscal 1997. The largest components of this increase include a $10,244,000 (54%) increase in commissions and a $8,556,000 (34%) increase in principal transactions. Strong market activity in both fixed income and equity markets contributed to these increases.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Results of Operations (continued)

Operating expenses increased $17,901,000, or 27%, to $84,274,000 for the quarter compared to $66,373,000 in the previous year.
The most significant increase was in compensation expense that increased $14,497,000 or 38%. This increase is in direct proportion to the increase in revenues.

Net income for the quarter increased to $12,272,000, or $0.37 per share, versus $6,910,000, or $0.22 per share in the previous year. Rewarding opportunities were created for the Registrant with the fluctuations in the markets. The Dow Jones Industrial Average reached record levels during the quarter and closed on April 30th at 9,063.

Total revenues for the nine months ended April 30, 1998, totaled $301,315,000 or 28% higher than the same nine month period of the previous year when revenues totaled $235,226,000. The most significant increases were noted in commission income (47%), investment banking (42%) and investment advisory revenues(172%). These increases are the result of the continued growth of the retail branch system, the bullish market conditions,and an increasing commitment to the Registrant's advisory business.

Year-to-date operating expenses increased 23% to $243,354,000 from $197,893,000 for the same period in the previous year. Factors contributing to this increase included a 28% increase in compensation expense and an 11% increase in interest expense. These increases are relative to the increase in associated revenues and trading volumes for the period.

Net income for the nine months was $36,461,000, or $1.12 per share, which is ahead of last year's record pace when net income totaled $23,533,000, or $.0.76 per share.

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 96% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the nine month period ended
April 30, 1998, cash flows used for operating activities were $167,246,000 primarily due to a $229,690,000 increase in securities owned.

Cash flows from financing activities were $145,555,000 for the nine months ended April 30, 1998. Changes in securities owned and customer receivables directly affect the Registrant's financing activities as short-term borrowings increased by $195,230,000.

Investing activities resulted in a $26,500,000 increase in cash flows for the current period versus a $9,218,000 decrease in the previous year. The increase is a result of the sale of the home office building in the month of October 1997 for approximately $35 million.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Liquidity and Capital Resources (continued)

At April 30, 1998 the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $149,755,779, which was $139,894,240 in excess of the 2% net capital requirement. During the quarter, the Registrant declared and paid cash dividends of $0.06 per share on shares outstanding.

As previously disclosed in Form 10-Q filed for the quarters ended October 31, 1997 and January 31, 1998, the Registrant declared and paid a 3-for-2 stock split accounted for a stock dividend. This stock split increased the number of shares outstanding by 10,756,101 shares. All per share information has been restated for the stock split.

The Registrant is authorized to repurchase its own stock under the stock repurchase program begun in November 1993. Since inception of the repurchase program, the Registrant has repurchased 5,158,184 shares for $30,801,989. During the quarter the Board of Directors approved an ongoing stock repurchase initiative to accommodate the restricted stock and employee stock purchase programs. Under this initiative, the Registrant will repurchase 600,000 shares of its common stock annually on the open market. This systematic repurchase plan will be used to avoid dilution to shareholders as a result of these important employee incentive programs. As of May 31, 1998, the firm had repurchased 60,000 shares at an aggregate cost of approximately $1,416,000.

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


Date:       June 11, 1998
??