Form 10-K
period 1998-07-31
MORGAN KEEGAN INC
filed 1998-10-27
CIK 729600

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1998
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


  At October 1, 1998, the Registrant had approximately 32,697,954 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $578,345,000.


                DOCUMENTS INCORPORATED HEREIN BY REFERENCE:
  Portions of the Registrant's Annual Report to Shareholders for the year ended July 31, 1998, which has been furnished to the Commission pursuant to Regulation 240.14a(3) (c), are incorporated by reference into Parts
I and II of this Report on Form 10-K. Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held
November 24, 1998, which will be filed with the Commission pursuant to Regulation 240.14a(6)(c) prior to October 21, 1998, are incorporated by reference into Part III and Part IV of this Report on Form 10-K.

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

                                                Year Ended July 31
                                          1998         1997         1996
Institutional clients                      25%          23%          24%

Retail customers                           41           42           45

Investment banking and management
  fees, interest and other
  activities                               34           35           31

Total                                     100%         100%         100%

  M.K. & Co. is a three seat member of the New York Stock Exchange, Inc. ("NYSE"), owns seats on the American Stock Exchange, Inc. ("AMEX"); the New York Financial Futures Exchange, Inc. ("NYFE"); the Philadelphia Stock Exchange, Inc. ("PHLX"); the Chicago Board of Options Exchange, Inc. ("CBOE") and the Chicago Stock Exchange ("CSE"). Certain seats are leased to third parties under agreements which may be canceled by either party on 30 days' notice. M.K. & Co. is a member of the National Association of Securities Dealers ("NASD"), the Securities Industry Association, and the Securities Investor Protection Corporation ("SIPC"). SIPC provides protection for customers up to $500,000 each, with a limitation of $100,000 for claims for cash balances.

  M.K. & Co. has thirty-nine offices in twelve states. The following Table reflects the number of account executives in each office as of July 31, 1998:

                          Account                                  Account
Office                   Executives      Office                   Executives

Birmingham, Alabama          34          New Orleans, Louisiana      29

Decatur, Alabama              5          Shreveport, Louisiana       14

Fairhope, Alabama             1          Boston, Massachusetts        3

Huntsville, Alabama          13          Jackson, Mississippi        26

Mobile, Alabama              14          New York, New York           5

Montgomery, Alabama          29          Durham, North Carolina      11

Little Rock, Arkansas        42          Raleigh, North Carolina     11

Rogers, Arkansas              6          Wilmington, North Carolina   5

Ft. Lauderdale, Florida       7          Jackson, Tennessee           6

Pensacola, Florida            6          Knoxville, Tennessee        29

Athens, Georgia               7          Memphis, Tennessee

Atlanta, Georgia             20                Headquarters         117

Bowling Green, Kentucky       8                Suburban Offices      46

Lexington, Kentucky          11          Nashville, Tennessee        24

Louisville, Kentucky         24          Austin, Texas               28

Baton Rouge, Louisiana       13          Dallas, Texas               18

Lafayette, Louisiana         10          Houston, Texas              36

Mandeville, Louisiana         4

     TOTAL                                                          662

Revenues by Source

  The following table sets forth the Registrant's consolidated revenues indicated in dollars and as a percentage of total revenues for the periods:

                                         (Dollars in Thousands)
                                           Year Ended July 31

                                1998             1997             1996

                            Amount     %     Amount     %     Amount     %
REVENUES
  Commissions
    Listed securities      $41,558   10.21   $27,946   8.51   $26,467   8.78
    Over-the-counter
        securities          31,316    7.69    25,776   7.85    21,849   7.25
    Options                  6,413    1.58     4,149   1.26     3,243   1.08
    Other                   30,795    7.56    21,988   6.69    16,311   5.41
      TOTAL                110,082   27.04    79,859  24.31    67,870  22.52

  Principal transactions
    Corporate securities    52,004   12.78    56,134  17.09    59,567  19.76
    Municipal securities    18,562    4.56    14,867   4.53    16,345   5.42
    U.S. Government
        obligations         51,224   12.58    38,963  11.86    39,291  13.04
     TOTAL                 121,790   29.92   109,964  33.48   115,203  38.22

  Investment banking
    Corporate securities    30,769    7.56    23,814   7.25    25,990   8.62
    Municipal securities     4,372    1.07     3,457   1.05     2,427   0.81
    Underwriting, management
        and other fees      32,622    8.01    23,908   7.28    21,884   7.26
      TOTAL                 67,763   16.64    51,179  15.58    50,301  16.69

  Interest
    Interest on margin
        balances            30,038    7.38    24,105   7.34    19,752   6.55
    Interest on securities
        owned               48,827   11.99    40,157  12.22    30,171  10.01
      TOTAL                 78,865   19.37    64,262  19.56    49,923  16.56

   Investment management
         fees               20,187    4.96    12,499   3.80     9,323   3.09
   Other income              8,407    2.07    10,771   3.27     8,786   2.92

       TOTAL REVENUES     $407,094   100.0  $328,534  100.0  $301,406  100.0

  Because of the interdependence of various activities and departments of the Registrant's business, and the arbitrary assumptions involved in allocating overhead, including administrative, communications and securities processing expenses, it is not possible to state the percentage contribution to net income of each aspect of the Registrant's operations.

Institutional Business

  During the three years ended July 31, 1998, approximately 24% of the Registrant's total consolidated revenues were derived from institutional clients. M.K. & Co.'s institutional clients include mutual funds, commercial banks, thrift institutions, insurance companies, pension funds and private money managers. Most of these clients are located in the United States; however, some are located abroad, principally in the United Kingdom and Canada. In the fiscal year ended July 31, 1998, no single institutional client accounted for more than 2% of the Registrant's total revenues. M.K. & Co.'s institutional clients purchase or sell fixed income and equity securities primarily in large dollar amounts; transactions in these securities are usually executed for these clients on a principal basis. See PRINCIPAL TRANSACTIONS. M.K. & Co. also provides other services, including research, to its institutional clients.


  For the fiscal years ended July 31, 1998, 1997, and 1996, institutional revenues and percentages of total consolidated revenues were $100,284,000 (25%), $76,135,000 (23%), and $73,468,000 (24%), respectively.


Retail Business

  During each of the three years ended July 31, approximately 43% of the Registrant's total revenues were derived from transactions with retail (individual) customers. For the fiscal years ended July 31, 1998, 1997, and 1996, revenues and percentages of total consolidated revenues were $166,313,000(41%), $137,112,000 (42%), $134,807,000 (45%), respectively.


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

  Transactions in securities may be executed on either a cash or margin basis. As a service to its retail customers, M.K. & Co. provides margin accounts which allow the customer to pay less than the full cost of a security purchased, the balance of the purchase price being provided by M.K. & Co. as a loan secured by the securities purchased. The amount of the loan is subject to the margin requirements (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and M.K. & Co. internal policies, which in some instances are more stringent than Regulation T or exchange requirements. In permitting customers to purchase securities on margin, M.K. & Co. bears the risk of a market decline which could reduce the value of its collateral below the customers' indebtedness. Interest charged on customer margin accounts represented approximately 7% of total revenues in fiscal 1998.


Principal Transactions

  M.K. & Co. trades for its own account in corporate and tax-exempt Securities and U.S. government, agency and guaranteed securities. Most of these transactions are entered into in order to facilitate the execution of customers' orders to buy or sell these securities.
In addition, it trades certain equity securities in order to "make a market" in these securities. As of July 31, 1998, the Registrant made a market in common stock or other equity securities of approximately 191 corporations, many of which are stocks followed by its research department.

  M.K. & Co.'s trading activities require the commitment of capital. All principal transactions place the Registrant's capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. In some cases, in order to hedge the risks of carrying inventory, M.K. & Co. enters into transactions for U.S. Treasury note futures. The following table sets forth for the year ended July 31, 1998, the highest, lowest and average month-end inventories (including the aggregate of both long and short positions) for the types of securities in which M.K. & Co. acts as principal:

                                   Highest         Lowest          Average
                                  Inventory       Inventory       Inventory

Common stocks                  $ 24,249,069     $ 9,871,820     $ 16,111,674

Corporate debt securities        73,375,759      10,181,565       35,188,521

Tax-exempt securities           315,263,226      83,628,484      162,613,458

U.S. government, agency,
 and guaranteed securities      348,909,436     188,744,787      292,936,842

The following table sets forth the composition of revenues from principal transactions:

                                      Year Ended July 31
                           1998              1997              1996

                         Amount    %        Amount    %        Amount    %

Common stocks        $ 42,397,557  35   $ 47,968,002  44   $ 52,206,040  45
Corporate debt
 securities             9,606,210   8      8,166,789   7      7,361,130   7

Tax-exempt securities  18,562,001  15     14,866,270  14     16,344,828  14
U.S. government,
 agency,and
 guaranteed
 securities            51,224,537  42     38,963,040  35     39,291,236  34

Total                $121,790,305 100   $109,964,101 100   $115,203,234 100

  M.K. & Co. participates in selling groups organized to distribute new issues of securities of the Federal Home Loan Bank, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Farm Credit Bank and the Student Loan Mortgage Association.
The following table sets forth selling group participation of M.K. & Co. in distributions of agency securities:


          Year Ended               Number               Amount of
           July 31                 Issues            Participation
            1998                    54                $403,105,000
            1997                    45                 327,400,000
            1996                    46                 317,690,000
            1995                    52                 382,075,000
            1994                    70                 566,630,000

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


Investment Banking

  M.K. & Co. participates in corporate and tax-exempt securities distributions as a member of an underwriting syndicate or a member of a selling group. Tax-exempt securities are obligations issued by state and municipal governments, hospitals, public utility systems and industrial development authorities. M.K.& Co.'s underwriting activities, together with its selling group participation, are important as a source of securities for sale to its customers. The following table sets forth corporate and tax-exempt underwriting syndicate participation of the subsidiary:

                         CORPORATE                     TAX-EXEMPT

Year Ended        Number of     Amount of       Number of    Amount of
 July 31           Issues    Participation       Issues    Participation
  1998               187      $708,299,008          564    $3,924,190,000
  1997               181       545,853,372          362     1,818,060,000
  1996               246       744,497,589          322     1,449,875,000
  1995               195       867,514,389          104       349,005,000
  1994               330       774,651,373          159       312,056,000

  Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. A participant may incur losses if it is unable to resell the securities it has committed to purchase, or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, under federal securities laws, other statutes and court decisions, a participant may be subject to substantial liability for material misstatements or omissions in prospectuses and other communications with respect to such offerings. Further, underwriting commitments involve a charge against net capital and the ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule. See Note 10 - Regulatory Requirements - on page 36 of the 1998 Annual Report to Shareholders.

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

  The following table sets forth high, low and average monthly purchase and sale transactions processed by M.K. & Co:

     Year Ended                      Number of Transactions
      July 31                  High           Low           Average
       1998                   95,579         67,491          78,251
       1997                   88,770         58,873          72,267
       1996                   77,289         47,209          61,618
       1995                   57,362         41,414          47,875
       1994                   56,859         38,457          43,340

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


Employees

  As of July 31, 1998, M.K. & Co. had 1,683 employees, 662 of whom were account executives, 693 of whom were engaged in other service areas, including trading, research and investment banking, and 328 of whom were employed in accounting, clearing, data processing, management and other activities.

  In large part, the Registrant's future success is dependent upon its subsidiary's continuing ability to hire, train and retain qualified account executives. During the fiscal year ended July 31, 1998, M.K. & Co. hired 114 account executives for a net increase of 38 over the beginning of the fiscal year. M.K. & Co. trains new account executives who are required to take examinations given by the NYSE, the NASD and certain state securities regulators in order to be registered and qualified. M.K. & Co. also provides continuing training programs for account executives. Competition is intense among securities firms for account executives with good sales production records.

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

  One of the most important regulations with which the Registrant's broker/dealer subsidiary must continually comply is the "net capital rule" of the Securities and Exchange Commission and a similar rule of the New York Stock Exchange. These rules, under the alternative method, prohibit a broker/dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit balances arising from customer transactions; in addition, restrictions may be imposed on the operations of a broker/dealer if its net capital is less than 5% of aggregate debit items. At July 31, 1998, the Registrant's subsidiary's net capital was 35% of aggregate debit items. See Note 10 - Regulatory Requirements - page 36 of the 1998 Annual Report to Shareholders.

  The laws, rules and regulations of the various federal, state and other regulatory bodies to which the business of the Registrant is subject are constantly changing. While management believes that it is currently in compliance in all material respects with all laws, rules and regulations applicable to its business, it cannot predict what effect any such changes might have.

Item 2.  PROPERTIES

  The Registrant's headquarters occupy approximately 160,000 square feet in Morgan Keegan Tower in Memphis, Tennessee. On May 31, 1996, Morgan Keegan Tower was purchased by Morgan Properties, LLC, a wholly-owned subsidiary of the Registrant. The acquisition was financed with a twenty-five year term mortgage payable at 8.25% fixed rate with the building as collateral. All of the Registrant's offices are leased. See Note 4 - Leases - on page 33 of the 1998 Annual Report to Shareholders.

  In September, 1997, Morgan Properties, LLC entered into an agreement to sell the Registrant's corporate headquarters building for $36 million and lease-back a portion of it under a ten year lease agreement. The $13.8 million gain was deferred and will be taken into income over the 10-year life of the lease. A portion of the sale proceeds was used to pay off the mortgage note payable.

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


                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

  The information required by this item is incorporated herein by reference to Note 12 - Quarterly Results of Operations (Unaudited)
- on page 37 of the 1998 Annual Report to Shareholders, a copy of which is enclosed.

Item 6.  SELECTED FINANCIAL DATA

  The information required by this item is incorporated herein by reference to the Ten Year Financial Summary on pages 24 and 25 and Additional Financial Information (Unaudited) on page 28 of the 1998 Annual Report to Shareholders, a copy of which is enclosed.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is incorporated herein by reference to pages 26 and 27 of the 1998 Annual Report to Shareholders, a copy of which is enclosed.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is incorporated herein by reference to page 27 of the 1998 Annual Report to Shareholders, a copy of which is enclosed.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated herein by reference to pages 29 through 37 of the 1998 Annual Report to Shareholders, a copy of which is enclosed.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 20, 1998 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 24, 1998.

Item 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 20, 1998 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 24, 1998.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 20, 1998 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 24, 1998.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 20, 1998 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 24, 1998.

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Financial Statements, Financial Statement Schedules and Exhibits

(1) The following consolidated financial statements of the Registrant and its subsidiaries, included in the 1998 Annual Report to Shareholders are incorporated by reference in Item 8:


  Consolidated Statements of Financial Condition    July 31, 1998 and 1997
  Consolidated Statements of Income               Years ended July 31, 1998
                                                        1997, and 1996

  Consolidated Statements of Stockholders'        Years ended July 31, 1998
        Equity                                           1997, and 1996

  Consolidated Statements of Cash Flows           Years ended July 31, 1998
                                                          1997, and 1996

  Notes to Consolidated Financial Statements                  July 31, 1998

(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

   Exhibit 3  - Articles of Incorporation filed as Exhibits B & C and Bylaws to Proxy Statement.

   Exhibit 13 - Annual Report to Shareholders*

   Exhibit 22 - List of Subsidiaries of Registrant*

   Exhibit 23 - Consent of Independent Auditors                Page 18

   Exhibit 27 - Financial Data Schedule                        Page 19


*Certain portions of the Annual Report to Shareholders are incorporated herein by reference: the Annual Report to Shareholders is not to be deemed filed as a part of this Annual Report on Form 10-K.

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended July 31, 1998.

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

Date:  October 27, 1998

  Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                       TITLE                        DATE


/s/ Kenneth F. Clark, Jr.
Kenneth F. Clark, Jr.          Director                     October 27, 1998


/s/ William W. Deupree, Jr.
William W. Deupree, Jr.        Director                     October 27, 1998


/s/ James E. Harwood, III
James E. Harwood, III          Director                     October 27, 1998


/s/ Allen B. Morgan, Jr.
Allen B. Morgan, Jr.           Chairman and Director        October 27, 1998


/s/ Harry J. Phillips
Harry J. Phillips              Director                     October 27, 1998


/s/ Donald Ratajczak
Donald Ratajczak               Director                     October 27, 1998


/s/ John W. Stokes, Jr.
John W. Stokes, Jr.            Vice President and Director  October 27, 1998


/s/ Joseph C. Weller
Joseph C. Weller               Secretary/Treasurer and      October 27, 1998
                               Director

EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS

  We consent to the incorporation by reference in this Annual Report
(Form 10-K) of Morgan Keegan, Inc. of our report dated September 18, 1998, included in the 1998 Annual Report to Shareholders of Morgan Keegan, Inc.

  We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-16982) pertaining to the 1985 Restricted Stock and Stock Option Plan and in the Registration Statement (Form S-8 No. 33-32974) pertaining to the Employee Stock Purchase Plan of Morgan Keegan, Inc. of our report dated September 18, 1998, with respect to the consolidated financial statements of Morgan Keegan, Inc. incorporated by reference in the Annual Report (Form 10-K) for the year ended July 31, 1998.



                                         /s/ Ernst & Young LLP
                                         ERNST & YOUNG LLP




Memphis, Tennessee
October 21, 1998

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

Report of Independent Auditors



Board of Directors
Morgan Keegan, Inc.

  We have audited the accompanying consolidated statements of financial condition of Morgan Keegan, Inc. and subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Morgan Keegan, Inc. and subsidiaries at July 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.



                                                    /s/ Ernst & Young LLP
                                                    ERNST & YOUNG LLP


Memphis, Tennessee
September 18, 1998

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries
                                    (In thousands, except per share amounts)
Years ended July 31                         1998         1997       1996
Revenues
Commissions:
  Listed securities                     $   41,558   $   27,946   $ 26,467
  Over-the-counter                          31,316       25,776     21,849
  Options                                    6,413        4,149      3,243
  Other                                     30,795       21,988     16,311
                                           110,082       79,859     67,870
Principal transactions:
  Corporate securities                      52,004       56,134     59,567
  Municipal securities                      18,562       14,867     16,345
  U.S. government securities                51,224       38,963     39,291
                                           121,790      109,964    115,203
Investment banking:
  Corporate securities                      30,769       23,814     25,990
  Municipal securities                       4,372        3,457      2,427
  Underwriting management and other fees    32,622       23,908     21,884
                                            67,763       51,179     50,301
Interest:
  Interest on margin balances               30,038       24,105     19,752
  Interest on securities owned              48,827       40,157     30,171
                                            78,865       64,262     49,923
Investment management fees                  20,187       12,499      9,323
Other                                        8,407       10,771      8,786
                                           407,094      328,534    301,406
Expenses
Compensation                               204,829      164,364    158,352
Floor brokerage and clearance                6,028        5,043      4,397
Communications                              23,112       21,549     18,892
Travel and promotional                      10,612        8,724      7,336
Occupancy and equipment costs               17,403       15,854     11,812
Interest                                    51,165       44,652     32,930
Taxes, other than income taxes               9,888        7,986      7,006
Other operating expenses                     6,871        5,084      5,514
                                           329,908      273,256    246,239
  Income (loss) before income taxes         77,186       55,278     55,167
  Income tax expense (credit)               29,000       20,900     21,300
  Net income                            $   48,186   $   34,378   $ 33,867
Net income per share
  Basic                                 $     1.47   $     1.10   $   1.11
  Diluted                               $     1.47   $     1.10   $   1.10
Book value                              $     7.84   $     6.44   $   5.51
Other Data (at year end):
Total assets                            $1,463,821   $1,208,257   $946,648
Stockholders' equity                    $  257,358   $  203,720   $169,008
Common shares outstanding*                  32,817       31,652     30,657

All per share data has been adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995 and a three-for-two stock split in September, 1997.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries

                                 (In thousands, except per share amounts)
Years ended July 31                       1995       1994       1993
Revenues
Commissions:
  Listed securities                    $ 21,246   $ 22,748   $ 20,457
  Over-the-counter                       12,624     10,076     10,159
  Options                                 2,631      1,990      1,927
  Other                                   9,661     11,723     11,196
                                         46,162     46,537     43,739
Principal transactions:
  Corporate securities                   36,724     33,541     34,404
  Municipal securities                   16,404     14,135     17,432
  U.S. government securities             33,982     41,746     51,297
                                         87,110     89,422    103,133
Investment banking:
  Corporate securities                   25,009     32,850     15,760
  Municipal securities                    1,926      4,059      3,947
  Underwriting management and other fees 18,259     18,923      9,571
                                         45,194     55,832     29,278
Interest:
  Interest on margin balances            17,519     10,824      7,047
  Interest on securities owned           20,261     14,070     12,627
                                         37,780     24,894     19,674
Investment management fees                7,171      6,063      5,413
Other                                     4,655      8,972      7,958
                                        228,072    231,720    209,195
Expenses
Compensation                            120,795    125,205    109,748
Floor brokerage and clearance             3,724      3,875      5,296
Communications                           15,962     13,852     12,012
Travel and promotional                    5,855      5,721      4,241
Occupancy and equipment costs             9,716      8,320      8,153
Interest                                 23,600     14,393     11,185
Taxes, other than income taxes            6,298      4,972      4,199
Other operating expenses                  3,774      3,741      4,659
                                        189,724    180,079    159,493
  Income (loss) before income taxes      38,348     51,641     49,702
  Income tax expense (credit)            14,500     19,800     19,000
  Net income                           $ 23,848   $ 31,841   $ 30,702
Net income per share
  Basic                                $    .78   $    .98   $    .97
  Diluted                              $    .78   $    .97   $    .97
Book value                             $   4.61   $   4.06   $   3.31
Other Data (at year end):
Total assets                           $882,292   $571,009   $527,084
Stockholders' equity                   $139,457   $125,365   $106,335
Common shares outstanding*               30,254     30,834     32,112

All per share data has been adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries
                                 (In thousands, except per share amounts)
Years ended July 31                       1992       1991       1990
Revenues
Commissions:
  Listed securities                    $ 18,378   $ 13,143   $ 14,444
  Over-the-counter                        9,041      5,347      1,745
  Options                                 2,089      2,134      2,180
  Other                                   7,632      4,824      4,434
                                         37,140     25,448     22,803
Principal transactions:
  Corporate securities                   28,161     16,554     11,808
  Municipal securities                   12,037     10,730      7,445
  U.S. government securities             48,588     30,279     18,478
                                         88,786     57,563     37,731
Investment banking:
  Corporate securities                   16,730      4,836      2,947
  Municipal securities                    3,960        376        159
  Underwriting management and other fees  9,862      5,436      3,926
                                         30,552     10,648      7,032
Interest:
  Interest on margin balances             5,941      4,867      5,521
  Interest on securities owned           12,709     12,490     10,769
                                         18,650     17,357     16,290
Investment management fees                4,627      3,086      2,415
Other                                     2,909      2,415      2,737
                                        182,664    116,517     89,008
Expenses
Compensation                             94,348     61,265     48,243
Floor brokerage and clearance             4,571      3,751      3,749
Communications                            9,791      8,764      8,436
Travel and promotional                    3,699      2,982      2,660
Occupancy and equipment costs             7,557      8,194      7,789
Interest                                 12,562     12,953     12,591
Taxes, other than income taxes            3,823      3,116      2,682
Other operating expenses                  4,122      3,288      3,308
                                        140,473    104,313     89,458
  Income (loss) before income taxes      42,191     12,204       (450)
  Income tax expense (credit)            16,400      4,500       (475)
  Net income                           $ 25,791   $  7,704   $     25
Net income per share:
  Basic                                $    .83   $    .25   $    .01
  Diluted                              $    .83   $    .25   $    .01
Book value                             $   2.45   $   1.67   $   1.43
Other Data (at year end):
Total assets                           $434,448   $304,445   $236,991
Stockholders' equity                   $ 76,690   $ 50,837   $ 44,888
Common shares outstanding*               31,340     30,504     31,439

All per share data has been adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries
                                 (In thousands, except per share amounts)
Years ended July 31                       1989
Revenues
Commissions:
  Listed securities                    $ 13,675
  Over-the-counter                        1,848
  Options                                 2,339
  Other                                   4,192
                                         22,054
Principal transactions:
  Corporate securities                   14,369
  Municipal securities                    5,993
  U.S. government securities             14,707
                                         35,069
Investment banking:
  Corporate securities                    3,461
  Municipal securities                      213
  Underwriting management and other fees  4,057
                                          7,731
Interest:
  Interest on margin balances             5,698
  Interest on securities owned            6,129
                                         11,827
Investment management fees                1,713
Other                                     1,037
                                         79,431
Expenses
Compensation                             43,953
Floor brokerage and clearance             2,966
Communications                            7,996
Travel and promotional                    1,990
Occupancy and equipment costs             6,852
Interest                                  7,931
Taxes, other than income taxes            2,326
Other operating expenses                  2,330
                                         76,344
  Income (loss) before income taxes       3,087
  Income tax expense (credit)               715
  Net income                           $  2,372
Net income per share:
  Basic                                $    .07
  Diluted                              $    .07
Book value                             $   1.45
Other Data (at year end):
Total assets                           $397,007
Stockholders' equity                   $ 48,432
Common shares outstanding*               33,329

All per share data has been adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

General Business Environment

Morgan Keegan, Inc. and its subsidiaries (the "Company") are principally engaged in the origination, underwriting, distribution, trading and brokerage of fixed income and equity securities and also providing investment advisory services. While the Company regularly participates in the trading of some derivative securities for its customers, this trading is not a major portion of the Company's business. The Company is not involved with high yield securities, bridge loan financing, or any other ventures that management feels may not be appropriate for the Company's strategy.
Many factors affect the Company's revenues including changes in economic conditions, investor sentiment, the level and volatility of interest rates, inflation, political events and competition. As these factors are beyond the Company's control, and certain expenses are relatively fixed, earnings can significantly vary from year to year regardless of management's efforts to enhance revenue and control costs.

The Company faces increasing competition from commercial banks and thrift institutions as these institutions expand their investment banking and financial services which were previously offered only by securities firms. The Federal Reserve Board has eased numerous restrictions on commercial banks and thrift institutions which has allowed them to greatly increase their abilities to compete in the securities industry. The Company anticipates increasing regulation in the securities industry, meaning that continued compliance may be more difficult and costly. At present, the Company is unable to predict the extent of changes that may be enacted or the effect on the Company's business.
Favorable conditions in the U.S. securities markets continued for most of the Company's fiscal year. U.S. equity markets achieved record trading volume and price levels, largely due to continued economic growth, gain in corporate earnings and modest inflation. This was a contributing factor to the Company's third consecutive record year.
It is uncertain if the favorable conditions experienced in the past three years will continue. The Company anticipates continuing to grow its regional brokerage and other services in the southeastern
United States.


Results of Operations
The Company concluded its third consecutive year of record revenues, surpassing $400,000,000 for the first time and exceeding the 1997 revenues by $78,560,000 or 24%. The 1997 revenues of $328,534,000 were $27,128,000 or 9% ahead of the previous year. Outstanding markets for most of the year helped each aspect of the Company's business to contribute to record net income level of $48,186,000 which was $13,808,000 or 40% in excess of the previous years record level. An outstanding fourth quarter in fiscal 1997 pushed the Company to a record net income of $34,378,000, which was $511,000 in excess of the previous year.

More than half of the increase in fiscal 1998 revenues came from the combination of commissions which increased 38% or $30,223,000 and principal transactions which increased $11,826,000. The increases can be attributed to another strong year from trading volume equity securities as well as a substantial increase from government and municipal securities.

The largest percentage increase in fiscal 1998 revenues was in investment management fees which increased 62% or $7,688,000 following a 34% increase over the 1996 fiscal year. The increase reflects the commitment of the Company to grow this aspect of the business with the acquisition of two small money management firms. Investment banking revenues in fiscal 1998 increased $16,584,000 or 32% as the IPO market remained strong for most of the year.

Operating expenses rose from $273,256,000 in fiscal 1997 to $329,908,000 in fiscal 1998 representing a $56,652,000 or 21%
increase. This follows an 11% increase for fiscal 1997 above 1996. More than 70% of the total fiscal 1998 increase was reflected in compensation which increased 25% or $40,464,000.
The 25% increase in compensation closely corresponds to the 24% increase in revenues as much of the Company's compensation costs are directly affected by the increase in production. The increase in compensation expense did not directly correspond to the revenue increase for fiscal 1997 over fiscal 1996 as a significant portion of that revenue increase came from interest income which does not have a direct effect on compensation expense. Other operating expense increased in proportion as the Company continued efforts to expand its retail network and control expenses.

For most of the securities industry, fiscal 1998 was a highly profitable year, as the Dow rose from 8000 to 9300 and fell back to 8800 at the year's close. During the past three years, the Company has benefited from its on-going expansion efforts and the favorable market conditions. During the past year, the securities industry has gone through much consolidation.
It is difficult to predict what impact this may have on the Company.

Impact of Year 2000
Many of the world's computer systems currently record years in a two-digit format. Such computer systems will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions. The potential costs and uncertainties associated with this issue will depend on a number of factors including software, hardware, and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact, such as customers, vendors, and borrowers. This is a significant undertaking for securities firms, as virtually every aspect of the sale of securities and related processing of transactions will be affected and the consequences for noncompliance will be significant.

A significant portion of the Company's operations and information systems are provided by third-party service providers. The Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company has developed a plan to analyze how the Year 2000 will impact its operations, including monitoring the status of its service providers and evaluating alternatives. Given the Company's exposure to third-party service providers, management does not believe the internal costs to address the Year 2000 issue will have a material impact on future operations other than the impact such event will have on the cost of services provided by its vendors which is unknown at this time. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and will not have an adverse effect on the Company's information systems.
The Company is well into the testing phase of its Year 2000 plan and will participate in the industry wide testing in March, 1999.
The interdependent nature of securities transactions and the success of the Company's external counterparties and vendors in dealing with this issue could significantly influence the Company's estimate of the impact the Year 2000 will have on its business.

The Company is reviewing the most reasonably likely worst-case effects of Year 2000 and has a preliminary contingency plan in place for any such unanticipated negative effects. It is expected this plan will be updated and finalized by December 31, 1998.



More than 95% of the Company's revenue is generated by its registered broker dealer. Virtually all the securities owned are held for the short term based on customer demand and are financed by short term borrowings. The Company marks all the securities to market. The short position typically reflects any hedges and all positions are marked to market. While the Company strictly adheres to this philosophy, circumstances may change and the Company may reevaluate its financing arrangements.
(See interest rate sensitivity)

Liquidity and Capital Resources
The Company's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by free credit balances, commercial paper, equity capital, bank lines of credit, repurchase agreements and other payables.

During the current fiscal year, cash used in operating activities was $43,373,000 which was financed by $18,455,000 of cash provided by financing activities and $24,667,000 provided by investing activities which included the sale of the Company's headquarters building for $34,582,000.

The Company's broker-dealer subsidiary is subject to requirements of the Securities and Exchange Commission and the New York
Stock Exchange relating to liquidity and capital standards.
It has historically operated well in excess of the standards.
At July 31, 1998, the net capital of the Company's broker-dealer subsidiary exceeded the SEC's minimum requirements by approximately $143,000,000 which is $36,000,000 more than the previous years excess. Continued expansion is not expected to have a significant adverse impact on liquidity or capital funds available from operations and lines of credit should provide sufficient sources to meet capital needs for the foreseeable future.

During the year, the Company continued its stock repurchase program, purchasing 180,000 shares at a cost of $4,453,000. This followed fiscal 1997 repurchases of 17,400 shares and 572,000 shares in fiscal 1996. The board previously authorized the purchase of a total of 7,125,000 shares under the repurchase program.

In fiscal 1998, the board further authorized the company to repurchase a total of 1,200,000 shares through 3/31/2000 to fund the Company's restricted stock and employee stock purchase programs.

In fiscal 1999, the board further authorized the Company to repurchase a total of 1,200,000 shares through 3/31/2000 to fund the Company's restricted stock and employee stock purchase programs.


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



(Dollars in thousands)                       Increase (Decrease)
Revenues:                              1998 vs 1997        1997 vs 1996

  Commissions                        $30,223    38%      $11,989    18%
  Principal transactions              11,826    11%       (5,239)   (5%)
  Investment banking                  16,584    32%          878     2%
  Interest                            14,603    23%       14,339    29%
  Investment management fees           7,688    62%        3,176    34%
  Other                               (2,364)  (22%)        1,985    23%
                                     $78,560    24%      $27,128     9%


Expenses:
  Compensation                       $40,464    25%      $ 6,012     4%
  Floor brokerage and clearance          985    20%          646    15%
  Communications                       1,563     7%        2,657    14%
  Travel and promotional               1,888    22%        1,388    19%
  Occupancy and equipment costs        1,549    10%        4,042    34%
  Interest                             6,513    15%       11,722    36%
  Taxes, other than income taxes       1,902    24%          980    14%
  Other operating expenses             1,787    35%         (430)   (8%)
                                     $56,652    21%      $27,017    11%

Interest Rate Sensitivity

            Principal (Notional) Amount by Expected Maturity
                                      Fiscal       Interest       Fair Value
(Dollars in thousands)                 1999          Rate      at July 31, 1998
Assets
  U.S. government obligations       $224,716        5.50%           $224,716
  State and municipal obligations     85,920        4.55%             85,920
  Corporate bonds                     32,970        6.20%             32,970
  Securities purchased under
   agreements to resell              174,583        5.75%            174,583
  Margin debits                      430,125        7.94%            430,125



Liabilities
  Commercial paper                  $ 37,502        5.45%           $ 37,502
  Short term borrowings               68,400        5.98%             68,400
  Securities sold under
   agreements to repurchase          162,734        5.20%            162,734
  Securities sold, not yet purchased
   U.S. government obligations       107,004        5.50%            107,004
   Corporate bonds                     7,360        6.20%              7,360
  Customer credits                   663,038        4.67%            663,038

Additional Financial Information (Unaudited)

Morgan Keegan, Inc. and Subsidiaries

                                 (In thousands, except per share amounts)
Summary of Quarterly Results
                                  First      Second     Third      Fourth
                                  Quarter    Quarter    Quarter    Quarter
Fiscal 1998
  Revenues                       $101,198   $ 96,572   $103,546   $105,779
  Income before income taxes       20,688     18,002     19,272     19,225
  Net income                       12,788     11,402     12,272     11,725
  Net income per share*              0.40       0.35       0.37       0.35


Fiscal 1997
  Revenues                       $ 74,415   $ 83,527   $ 77,283   $ 93,309
  Income before income taxes       11,749     14,674     10,910     17,945
  Net income                        7,349      9,274      6,910     10,845
  Net income per share*              0.24       0.30       0.22       0.34


Fiscal 1996
  Revenues                        $68,940    $77,457    $79,297    $75,712
  Income before income taxes       14,230     14,917     14,076     11,944
  Net income                        8,830      9,217      8,576      7,244
  Net income per share*              0.29       0.30       0.27       0.24


Fiscal 1995
  Revenues                        $56,206    $55,267    $50,147    $66,452
  Income before income taxes       10,971      9,537      6,960     10,880
  Net income                        6,771      5,937      4,360      6,780
  Net income per share*              0.22       0.19       0.15       0.22


Fiscal 1994
  Revenues                        $57,664    $60,125    $56,294    $57,637
  Income before income taxes       13,732     14,310     10,657     12,942
  Net income                        8,432      8,810      6,657      7,942
  Net income per share*              0.26       0.26       0.20       0.25

*After retroactive adjustment for all stock dividends and stock splits declared through July 31, 1998. The earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."

Statistical Comparison of Production


                 1998          1997          1996          1995          1994
Total pro-
 duction   $266,597,243  $213,247,662  $208,275,740  $160,335,704  $168,350,637
Percentage
 change in
 production       +25.0%         +2.4%        +29.9%         -4.8%         +9.1%
Number of
 tickets        939,013       685,790       749,560       558,967       480,564
Average
 commissions
 per
 ticket    $        284   $       311  $        278   $       287  $        350
Number of
 investment
 brokers            662           623           596           551           492
Number of
 Investment
 brokers
 (over 1 year)      609           566           487           438           436
Total number
 of employees     1,683         1,549         1,491         1,335         1,218
Average
 commissions
 per investment
 broker (over
  1 year)   $   436,669   $   362,830   $   345,885   $   334,555   $   346,274
Number of
 new accounts
 opened          37,936        32,166        33,835        29,559        25,861

Consolidated Statements of Income
Morgan Keegan, Inc. and Subsidiaries
                                             Years ended
                                               July 31
                         (In thousands, except share and per share amounts)
                                      1998         1997         1996
Revenues
  Commissions                      $110,082     $ 79,859     $ 67,870
  Principal transactions            121,790      109,964      115,203
  Investment banking                 67,763       51,179       50,301
  Interest                           78,865       64,262       49,923
  Investment management fees         20,187       12,499        9,323
  Other                               8,407       10,771        8,786
                                    407,094      328,534      301,406
Expenses
  Compensation                      204,829      164,364      158,352
  Floor brokerage and clearance       6,028        5,043        4,397
  Communications                     23,112       21,549       18,892
  Travel and promotional             10,612        8,724        7,336
  Occupancy and equipment costs      17,403       15,854       11,812
  Interest                           51,165       44,652       32,930
  Taxes, other than income taxes      9,888        7,986        7,006
  Other operating expenses            6,871        5,084        5,514
                                    329,908      273,256      246,239
  Income Before Income Taxes         77,186       55,278       55,167
  Income Tax Expense                 29,000       20,900       21,300
  Net Income                       $ 48,186     $ 34,378     $ 33,867

 Net Income Per Share*
  Basic                            $   1.47     $   1.10     $   1.11
  Diluted                          $   1.47     $   1.10     $   1.10


  Average shares outstanding     32,671,141   31,325,041   30,774,663

*The earnings per share amounts prior to 1998 have been restated as required to comply with Statement of Financial Accounting Standards
 (SFAS) No. 128, "Earnings per Share."

See accompanying notes.

Consolidated Statements of Stockholders' Equity
Morgan Keegan, Inc. and Subsidiaries

                             Common   Common  Additional            Stock-
                             Stock    Stock    Paid-In   Retained   holders'
                             Shares   Amount   Capital   Earnings   Equity
                           (In thousands, except share and per share amounts)
Balance at August 1, 1995   20,168,703 $12,605  $   712   $126,140  $139,457
Issuance of restricted
 stock                         292,231     183     (183)
Issuance of common
 stock                         358,463     224    2,698                2,922
Dividends paid ($.17
 per share)                                                 (5,283)   (5,283)
Repurchase & retirement
 of common stock              (381,800)   (239)  (4,296)              (4,535)
Amortization of
 restricted stock                                 2,580                2,580
Net income                                                  33,867    33,867
Balance at July 31, 1996    20,437,597  12,773    1,511    154,724   169,008
Issuance of restricted
 stock                        296,771     185      (185)
Issuance of common
 stock                        378,660     237     3,951                4,188
Dividends paid ($.20
 per share)                                                (6,212)    (6,212)
Repurchase & retirement
 of common stock              (11,600)     (7)     (135)                (142)
Amortization of
 restricted stock                                 2,500                2,500
Net income                                                 34,378     34,378
Stock split effected in
 the form of a stock
 dividend                   10,550,714   6,594   (6,594)
Balance at July 31, 1997    31,652,142  19,782    1,048   182,890    203,720
Issuance of restricted
 stock                         194,596     122     (122)
Issuance of common
 stock                       1,150,466     719   13,675               14,394
Dividends paid ($.24
 per share)                                                (7,789)    (7,789)
Repurchase & retirement
 of common stock              (180,000)   (113)  (4,340)              (4,453)
Amortization of
 restricted stock                                 3,300                3,300
Net income                                                 48,186     48,186

Balance at July 31, 1998    32,817,204 $20,510  $13,561  $223,287   $257,358


See accompanying notes.

Consolidated Statements of Financial Condition
Morgan Keegan, Inc. and Subsidiaries
                          (In thousands, except share and per share amounts)
July 31                                                 1998         1997
Assets
  Cash                                              $   22,172   $   22,423
  Securities segregated for regulatory purposes,
    at market                                          346,900      280,100
  Deposits with clearing organizations and others        9,818        9,153
  Receivable from brokers and dealers and
    clearing organizations                              31,897       37,730
  Receivable from customers                            444,609      358,020
  Securities purchased under agreements to resell      174,583      146,881
  Securities owned, at market                          353,708      275,611
  Memberships in exchanges, at cost (market value-
    $5,049 at July 31, 1998; $4,202 at
    July 31, 1997)                                       2,428          719
  Furniture, equipment and leasehold improvements,
    at cost (less allowances for depreciation and
    amortization-$20,981 at July 31, 1998;
    $16,257 at July 31, 1997)                           24,332       24,062
  Building and improvements, at cost (less
    allowance for depreciation-$644 at
    July 31, 1997)                                                   19,356
  Other assets                                          53,374       34,202
                                                    $1,463,821   $1,208,257
Liabilities and Stockholders' Equity
  Short-term borrowings                             $   68,400   $      570
  Mortgage note payable                                    -         19,714
  Commercial paper                                      37,502      106,930
  Payable to brokers and dealers and clearing
    organizations                                       13,151       12,718
  Payable to customers                                 700,332      583,922
  Customer drafts payable                               17,615       17,362
  Securities sold under agreements to repurchase       162,734       97,417
  Securities sold, not yet purchased, at market        116,727       94,298
  Other liabilities                                     90,002       71,606
                                                     1,206,463    1,004,537
  Stockholders' equity
    Common Stock, par value $.625 per share:
    authorized 100,000,000 shares; 32,817,204
    shares issued and outstanding at July 31, 1998;
    31,652,142 at July 31, 1997                         20,510       19,782
  Additional paid-in capital                            13,561        1,048
  Retained earnings                                    223,287      182,890
                                                       257,358      203,720

                                                    $1,463,821   $1,208,257

See accompanying notes.

Consolidated Statements of Cash Flows
Morgan Keegan, Inc. and Subsidiaries
Years ended July 31                            1998       1997       1996
Cash Flows From Operating Activities:               (In thousands)
Net income                                   $48,186    $34,378    $33,867
Non-cash items included in earnings:
  Depreciation and amortization                8,128      7,023      4,387
  Deferred income taxes                       (4,700)    (1,000)      (750)
  Amortization of gain on sale of building
    and related assets                         1,150
  Amortization of restricted stock             3,300      2,500      2,580
                                              56,064     42,901     40,084
  (Increase) decease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                   5,833    (20,752)     8,068
    Deposits with clearing organizations
      and others                                (665)    (1,498)
    Receivable from customers                (86,598)   (43,584)   (53,729)
    Securities segregated for regulatory
     purposes, at market                     (66,800)   (54,900)       800
    Securities owned, at market              (78,097)   (46,333)   (19,363)
    Memberships in exchanges                  (1,709)
    Other assets                             (14,472)    (5,654)    (1,733)
  (Decrease) increase in operating liabilities:
    Payable to brokers and dealers and
      clearing organizations                     433      3,517      3,814
    Payable to customers                     116,410     99,375     46,029
    Customer drafts payable                      253      2,906        682
    Securities sold, not yet purchased,
     at market                                22,429     31,326     (5,458)
    Other liabilities                          3,546     14,261     11,096
                                             (99,437)   (21,336)    (9,794)
 Cash provided by (used in)
   operating activities                      (43,373)    21,565     30,290
Cash Flows From Financing Activities:
    Commercial paper                         (69,428)    64,002     35,460
    Mortgage note payable                        -          -       20,000
    Mortgage note payments                   (19,714)      (251)       (35)
    Issuance of common stock                  14,394      4,188      2,922
    Retirement of common stock                (4,453)      (142)    (4,535)
    Dividends paid                            (7,789)    (6,212)    (5,283)
    Short-term borrowings                     67,830    (30,830)   (96,249)
    Securities purchased under agreements
      to resell                              (27,702)   (77,603)    19,466
    Securities sold under agreements to
      repurchase                              65,317     42,591     22,583
  Cash provided by (used in)
    financing activities                      18,455     (4,257)    (5,671)
 Cash Flows From Investing Activities:
  Payments for furniture, equipment and
    leasehold improvements                    (9,915)   (12,041)    (9,750)
  Proceeds from sale of building
   and related assets                         34,582
  Building purchase                                                (20,000)
  Cash provided by (used in)
   investing activities                       24,667    (12,041)   (29,750)
  Net increase (decrease) in cash               (251)     5,267     (5,131)
Cash at beginning of period                   22,423     17,156     22,287
Cash at end of period                        $22,172    $22,423    $17,156

Income tax payments totaled $36,191,000 in 1998, $19,400,000 in 1997,and
$20,275,000 in 1996.  Interest payments totaled $49,722,000 in 1998,
$44,499,000 in 1997, and $32,761,000 in 1996.

See accompanying notes.

Notes to Consolidated Financial Statements
Morgan Keegan, Inc., and Subsidiaries
July 31, 1998

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


Fixed Assets: Furniture, equipment and leasehold improvements are carried at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Prior to sale, building and improvements are carried at cost and are being depreciated over a thirty-one year period.

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


Reverse Repurchase and Repurchase Agreements: Securities purchased under agreements to resell (Reverse Repurchase Agreements) and securities sold under agreements to repurchase (Repurchase Agreements) are carried at the amounts at which the securities will be subsequently resold or reacquired as specified in the respective agreements. Government securities segregated in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission represent securities purchased under an agreement to resell of $346,900,000 and $280,100,000 at July 31, 1998 and 1997, respectively.

Income Taxes: The parent and its subsidiaries file a consolidated income tax return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Income Per Share: In fiscal 1998, the Company adopted the provisions of Financial Accounting Standards Board ("FASB")
Statement No. 128, "Earnings per Share" ("Statement 128").
Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the requirements of Statement 128.


The following table sets forth the computation of basic and diluted earnings per share:

                                                    Year ended July 31
                                             1998          1997          1996
                                           (In thousands, except per share data)
Numerator:
  Net income                                 $48,186      $34,378       $33,867

Denominator:
  Denominator for basic earnings
    per share-weighted average shares         32,671       31,170        30,632
  Effect of dilutive securities-
    stock options                                183          155           143
  Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    conversions                               32,854       31,325        30,775

Net income per share of common stock        $   1.47      $  1.10       $  1.11
Net income per share of common stock,
   assuming dilution                        $   1.47      $  1.10       $  1.10

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


Stock-based Compensation: The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognized no compensation expense for the stock option grants.

Other Accounting Pronouncements: In December 1996, the Financial Accounting Standards Board (FASB) issued Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement
No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 127 deferred the effective date of provisions of Statement 125 relating to the recognition of collateral, securities lending transactions, repurchase agreements, dollar-rolls, and similar transactions until January 1, 1998. The adoption of Statement 125 had no material effect on the Company's consolidated financial position or results of operations.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods ending after December 15, 1997. The Company will adopt the new requirements retroactively in fiscal 1999. This statement established standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. Management has not completed its review of the statement, but does not anticipate its adoption will have a significant effect on the company's annual or interim reporting.


The Financial Accounting Standards Board issued in June 1998 its new standard on derivatives - Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The new Statement resolves the inconsistencies that existed with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported. The Statement is effective for years beginning after June 15, 1999. The Company has not yet determined the effect, if any, Statement 133 will have on he earnings and financial condition of the Company.


Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.




NOTE 2-BORROWINGS


The short-term borrowings of $68,400,000 and $570,000 at July 31, 1998 and 1997 respectively, consist of loans payable on demand primarily used to finance clearance of securities and to carry customers' margin accounts and firm positions. The notes bear interest at the broker loan rate, which was 6.2% and 6.4% at July 31, 1998 and 1997, respectively.

The Company had total lines of credit of $345,000,000 at July 31, 1998, with expirations prior to July 31, 1999, under which a maximum of $250,000,000 could be borrowed on an unsecured basis. There were no compensating balances associated with these lines of credit. There were no borrowings outstanding on these lines of credit at July 31, 1997.

The Company also issues its own commercial paper to investors at fluctuating interest rates (5.45% and 5.75% at July 31, 1998 and 1997, respectively). The paper matures over various terms not to exceed nine months.


The weighted average interest rate on all forms of short-term borrowings for the years ended July 31, 1998 and 1997 was 6.46% and 6.85%, respectively.

NOTE 3-SECURITIES

Securities owned for trading purposes consist of the following at July 31, in thousands:

                                              1998               1997
     U.S. government obligations           $224,716           $163,544
     State and municipal obligations         85,920             57,690
     Corporate bonds                         32,970             44,376
     Stocks                                   9,922              9,787
     Bankers' acceptance                        180                214
                                           $353,708           $275,611

State and municipal obligations include an issue with a par value of $12,700,000 which has been written down to an approximate fair market value of $5,715,000 at July 31, 1998 and July 31, 1997, as determined by management of the Company.

Securities sold, not yet purchased at market consist of the following at July 31, in thousands:

                                               1998            1997
     U.S. government obligations            $107,004         $80,983
     State and municipal obligations             108             230
     Corporate bonds                           7,360             525
     Stocks                                    2,255          12,560
                                            $116,727         $94,298

NOTE 4-LEASES

The Company leases office space, furniture and equipment under noncancellable leases expiring through 2009, with options to renew the leases for up to five years. Total rental expense for each of the years ended July 31 was as follows, in thousands:

               1998                         $14,034
               1997                         $ 9,124
               1996                         $ 8,838


Aggregate future annual minimum rental commitments, excluding escalations, for the years ending July 31 are as follows, in thousands:

1999          $ 8,723
2000            8,147
2001            7,302
2002            6,614
2003            6,131
Thereafter     20,701
              $57,618

NOTE 5-COMMITMENTS AND CONTINGENCIES

At July 31, 1998, the Company was obligated under commercial letters of credit of approximately $20,500,000 drawn in favor of certain clearing organizations which were collateralized by customer-owned securities of $25,353,000 and firm-owned securities of $5,500,000. These obligations normally settle through the clearance of the related securities transactions with the respective organizations.

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

NOTE 6-INCOME TAXES

Significant components of the provision (credit) for income taxes are as follows for the years ended July 31, in thousands:

                             1998         1997         1996
     Federal:
       Current             $28,900      $18,500      $18,450
       Deferred             (4,700)      (1,000)        (750)
                            24,200       17,500       17,700
     State                   4,800        3,400        3,600
                           $29,000      $20,900      $21,300


The principal reasons for the difference between the effective rate and the federal statutory income tax rate for the years ended July 31 are as follows, in thousands:

                           1998               1997                1996
                     Amount  Percent     Amount  Percent     Amount  Percent

Federal Statutory
 rate applied to
 pretax earnings     $27,000   35.0%     $19,347   35.0%     $19,308   35.0%
State and local
 taxes, less federal
 income tax benefit    3,120    4.0        2,210    4.0        2,340    4.2
Non-taxable interest,
 less non-deductible
 interest               (795)  (1.0)        (533)  (1.0)        (353)  (0.6)
Other - net             (325)  (0.4)        (124)     -            5      -
                     $29,000   37.6%     $20,900   38.0%     $21,300   38.6%




Significant components of the Company's deferred tax assets and liabilities as of July 31 are as follows, in thousands:

                                                   1998           1997
 Deferred tax assets:
  Deferred compensation and restricted stock      $4,470         $3,212
  Deferred gain on building sale                   4,865
  Non-deductible reserves                          2,312          2,265
  Insurance and benefits                           1,452          1,649
  Other                                              280            501
                                                  13,379          7,627

Deferred tax liabilities:
  Depreciation and other building related items    2,903          2,464
  Other                                              776            163
                                                   3,679          2,627
  Net deferred tax assets                         $9,700         $5,000


NOTE 7-COMMON STOCK

The Board of Directors has reserved 9,168,750 shares for issuance under the Company's Restricted Stock and Incentive Stock Option plans of 1983 and 1985. Under provisions of the Restricted Stock and the Incentive Stock Options Plans, benefits may be granted to key officers and employees in either, or a combination of, incentive stock options or restricted stock awards. Incentive stock options are granted at the fair market value of the stock at the time of grant. There were approximately 1,561,077 remaining shares available to be granted at July 31, 1998.

The Board of Directors has authorized 675,000 shares to be granted to non-employee directors in the form of incentive stock options. As of July 31, 1998, 162,000 options were outstanding and exercisable at an average price of $11.40.
During fiscal year 1998, 54,000 options were exercised at an average price of $5.18 and 54,000 options were granted at an average price of $18.875.

Employee stock option activity which includes 6,750 shares that are exercisable, is summarized as follows:

                                               Average
                                     Shares     Price
   Exercisable

   Outstanding at July 31, 1995     167,474      4.55
     Granted                         28,313      5.60     1995-2001
     Exercised                      (62,438)   ( 1.70)
   Outstanding at July 31, 1996     133,349      6.11
     Granted                          9,750     11.64     1997-2002
     Exercised                      (10,184)   ( 5.60)
   Outstanding at July 31, 1997     132,915      6.55
     Granted                         22,500     19.30     1998-2003
     Exercised                      (60,765)    (5.82)
   Outstanding at July 31, 1998      94,650    $10.06


The Company has approximately 2,129,806 shares of restricted stock included in common stock outstanding which was issued at the fair market value at the date of grant.

Under an Employee Stock Purchase Plan, 4,275,000 shares have been reserved to allow employees to purchase company shares at a 15% discount, not to exceed 506,250 shares to all employees in any year.

Activity by year under the plan is summarized as follows:

                     Year                  Shares Sold

                     1996                    428,007
                     1997                    449,808
                     1998                    306,872

The Company accounts for stock-based compensation under the provisions of (APB)
Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the fair value method in Financial Accounting Standards Board Statement No. 123,
"Accounting for Stock-Based Compensation." Accordingly, no compensation costs were charged to earnings for options granted under the Company's plans.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The
Company's pro forma information for the years ended July 31 are as follows:


                                                1998        1997        1996
Pro forma net income                          $47,657     $33,499     $33,199
Pro forma earnings per share
  Basic                                          1.46        1.07        1.08
  Diluted                                        1.45        1.07        1.08


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

Repurchase agreement information as of July 31, 1998 is summarized as follows, in thousands:

                                Assets Sold             Repurchase Liability
                           Carrying      Market                      Interest
                            Amount       Value          Amount         Rate
Mortgage-backed
 certificates and other    $164,280    $165,413         $162,734  5.20% - 6.20%


Repurchase agreement information as of July 31, 1997 is summarized as follows, in thousands:

                                 Assets Sold             Repurchase Liability
                            Carrying      Market                      Interest
                             Amount       Value          Amount         Rate
Mortgage-backed
 certificates and other     $ 79,444    $ 78,891         $ 80,928  5.49%-5.63%
U.S. Treasury securities      16,505      16,571           16,489        5.10%

                            $ 95,949    $ 95,462         $ 97,417


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

NOTE 9-EMPLOYEE BENEFIT PLANS

The Company makes discretionary contributions to its 401(k) defined contribution plan and its profit sharing plan covering substantially all employees. The Company also has a defined benefit retirement plan covering certain executives. Total provisions for expenses under all plans for each of the years ended
July 31, 1998, 1997, and 1996 totaled $2,637,000, $1,994,000, and $1,475,000, respectively.


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


At July 31, 1998, the subsidiary had net capital of $151,648,000 which was 35% of its aggregate debit balances and $142,996,520 in excess of the 2% net capital requirement.
At July 31, 1997, the subsidiary had net capital of $114,572,020, which was 31% of its aggregate debit balances and $107,182,218 in excess of the 2% net capital requirement.

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

In the normal course of business, the Company enters into underwriting and forward and future commitments. At
July 31, 1998, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $85 and $22 million, respectively. At
July 31, 1997, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $104 million and $9 million, respectively.
The Company typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Substantially all transactions relating to such commitments were subsequently settled and had no material effect on the Company's consolidated financial position.


The Company will occasionally hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts. At July 31, 1998, the Company did not have any open futures contracts. At July 31, 1997, the Company had $11 million of these contracts. The contract amounts do not necessarily represent future cash requirements.


While the Company regularly participates in the trading of some derivative securities for its customers, this trading is not a significant portion of the Company's business.


NOTE 12-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                (In thousands, except per share amounts)

                                             Quarter Ended

                             October 31   January 31    April 30    July 31
1998:
  Revenues                   $101,197     $ 96,572     $103,546    $105,779
  Expenses                     80,509       78,570       84,275      86,554
  Income before income taxes   20,688       18,002       19,271      19,225
  Net income                   12,788       11,402       12,271      11,725
  Net income per share:
    Basic                        0.40         0.35         0.37        0.35
    Diluted                      0.40         0.35         0.37        0.35
  Dividends per share            0.06         0.06         0.06        0.06
  Stock price range:
   High                         21.38        25.63        24.13       28.44
   Low                          13.83        15.88        21.06       22.00


1997:
  Revenues                   $ 74,415     $ 83,527     $ 77,283    $ 93,309
  Expenses                     62,666       68,853       66,373      75,364
  Income before income taxes   11,749       14,674       10,910      17,945
  Net income                    7,349        9,274        6,910      10,845
  Net income per share:
    Basic                        0.24         0.30         0.22        0.34
    Diluted                      0.24         0.30         0.22        0.34
  Dividends per share            0.05         0.05         0.05        0.05
  Stock price range:
   High                         10.59        11.92        14.67       14.63
   Low                           8.25        10.33        10.67       11.92

