Form 10-Q
period 1998-10-31
MORGAN KEEGAN INC
filed 1998-12-14
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED OCTOBER 31, 1998
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

           Class                             Outstanding at October 31, 1998
  Common Stock $.625 par value                        32,278,204

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

  Consolidated Statements
    of Financial Condition. . . . . . . . October 31, 1998 and July 31, 1998

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months ended
                                          October 31, 1998 and 1997

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Three months ended
                                          October 31, 1998 and 1997

  Notes to Consolidated
    Financial Statements. . . . . . . . . October 31, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.



Part II.  Other Information

Item 1.  Legal proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  FINANCIAL INFORMATION

Item 1.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries

                                                October 31       July 31
                                                   1998            1998
                                                (unaudited)
                                                      (in thousands)
ASSETS
  Cash                                        $   18,979      $   22,172
  Securities segregated for regulatory
    purposes, at market                          334,500         346,900
  Deposits with clearing organizations
    and others                                     9,811           9,818
  Receivable from brokers and dealers and
    clearing organizations                        19,866          31,897
  Receivable from customers                      419,873         444,609
  Securities purchased under agreements
    to resell                                     69,092         174,583
  Securities owned, at market                    376,938         353,708
  Memberships in exchanges, at cost
    (market value-$4,508,000 at 10-31-98;
     $5,049,000 at 7-31-98)                        2,428           2,428
  Furniture, equipment and leasehold
    Improvements, at cost (less allowances for
    depreciation and amortization $20,789,000
    at 10-31-98; $20,981,000 at 7-31-98)          24,589          24,332
  Other assets                                    53,248          53,374

                                              $1,329,324      $1,463,821

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                       $  109,600      $   68,400
  Commercial paper                                47,019          37,502
  Payable to brokers and dealers and
    clearing organizations                        16,740          13,151
  Payable to customers                           683,793         700,332
  Customer drafts payable                         13,565          17,615
  Securities sold under agreements to
    repurchase                                   114,374         162,734
  Securities sold, not yet purchased,
    at market                                     13,555         116,727
  Other liabilities                               73,721          90,002
                                               1,072,367       1,206,463
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares;
  32,278,204 shares issued and outstanding
  at 10-31-98; 32,817,204 at 7-31-98              20,173          20,510
  Additional paid-in capital                       6,032          13,561
  Retained earnings                              230,752         223,287
                                                 256,957         257,358

                                              $1,329,324      $1,463,821

[FN]
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                                                  Three Months Ended
                                                       October 31

                                                 1998           1997
                                                (in thousands, except
                                                  per share amounts)

REVENUES
  Commissions                                  $ 26,910       $ 28,452
  Principal transactions                         33,411         31,202
  Investment banking                              9,964         15,795
  Interest                                       18,149         17,895
  Investment management fees                      5,243          4,643
  Other                                           2,739          3,211
          TOTAL                                  96,416        101,198

EXPENSES
  Compensation                                   49,377         50,447
  Floor brokerage and clearance                   1,675          1,596
  Communications                                  5,429          5,564
  Travel and promotional                          3,621          2,779
  Occupancy and equipment costs                   5,110          4,402
  Interest                                       10,792         12,498
  Taxes, other than income taxes                  1,984          1,905
  Other operating expenses                        2,382          1,319
                                                 80,370         80,510


INCOME BEFORE INCOME TAXES                       16,046         20,688
INCOME TAX EXPENSE                                6,300          7,900

NET INCOME                                     $  9,746       $ 12,788

NET INCOME PER SHARE:
  Basic                                        $   0.30       $   0.40
  Diluted                                      $   0.30       $   0.40

DIVIDENDS PER SHARE                            $   0.07       $   0.06



[FN]
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                                                        Three Months Ended
                                                           October 31
                                                        1998          1997
                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $   9,746       $12,788
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                        2,359         1,836
    Deferred income taxes                                  600        (5,140)
    Amortization of gain on sale of building
      and related assets                                  (345)         (115)
    Amortization of restricted stock                     1,050           750
                                                        13,410        10,119
 (Increase) decrease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                            12,031       (46,901)
    Deposits with clearing organizations and others          7
    Receivable from customers                           24,736       (48,080)
    Securities segregated for regulatory purposes       12,400         7,900
    Securities owned                                   (23,230)     (223,221)
    Other assets                                          (474)      (21,627)
  Increase (decrease) in operating liabilities:
    Payable to brokers and dealers and clearing
      organizations                                      3,589        26,064
    Payable to customers                               (16,539)       37,242
    Customer drafts payable                             (4,050)       (2,396)
    Securities sold, not yet purchased                (103,172)       (2,203)
    Other liabilities                                  (15,936)          959
                                                      (110,638)     (272,263)
  Cash used for operating activities                   (97,228)     (262,144)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                       9,517       (54,201)
  Mortgage note payable                                              (19,714)
  Issuance of Common Stock                                  12         7,938
  Retirement of Common Stock                            (8,929)
  Dividends paid                                        (2,280)       (1,930)
  Short-term borrowings                                 41,200       250,730
  Securities purchased under agreements to resell      105,491        48,079
  Securities sold under agreements to repurchase       (48,360)       (1,497)
    Cash provided by financing activities               96,651       229,405

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                              (2,616)       (1,993)
  Proceeds from sale of building and
    related assets                                                    34,582
    Cash provided by (used for)
      investing activities                              (2,616)       32,589
      Decrease in Cash                                  (3,193)         (150)
Cash at Beginning of Period                             22,172        22,423
Cash at End of Period                                $  18,979      $ 22,273

[FN]
Income tax payments were approximately $551,000 and $3,473,000 for the three month period ending October 31, 1998, and 1997, respectively. Interest payments were approximately $11,612,000 and $12,457,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

October 31, 1998

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1998, are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1998.

NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At October 31, 1998, M.K. & Co. had net capital of $148,183,076 which was 36% of its aggregate debit balances and $139,886,271 in excess of the 2% net capital requirement.


NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE D - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended
                                            October 31
                                       1998             1997
                                       (in thousands, except
                                         per share amounts)
Numerator

  Net Income                         $ 9,746          $12,787

Denominator

  Denominator for basic
   earnings per share -
   weighted average
   shares                             32,639           32,118


  Effect of dilutive
   securities - stock
   options                               115              167

  Denominator for diluted
   earnings per share -
   adjusted weighted
   average shares and
   assumed conversions                32,754           32,285

  Basic earnings per share           $  0.30          $  0.40
  Diluted earnings per share         $  0.30          $  0.40


NOTE E - OTHER ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This statement established standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. Management has not completed its review of the statement, but does not anticipate its adoption will have a significant effect on the Registrant's annual or interim reporting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE E - OTHER ACCOUNTING PRONOUNCEMENTS (continued)

The Financial Accounting Standards Board issued in June 1998 its new standard on derivatives - Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new Statement resolves the inconsistencies that existed with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported. The Statement is effective for years beginning after June 15, 1999. The Registrant has not yet determined the effect, if any, Statement 133 will have on the earnings and financial condition of the Registrant.

Part I.  FINANCIAL INFORMATION

Item 2.

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


Results of Operations

The Registrant's revenues were $96,416,000 for the 3 months ended October 31, 1998 and 5% less than the same 3-month period of the previous year when revenues were $101,198,000. The largest components of this decrease included a 37% decrease in investment banking and a 5% decrease in commissions. During the quarter the Dow Jones Industrial Average dropped approximately 1800 points stunting expansion in the equity markets noted in the previous quarters.

Operating expenses totaled $80,370,000 for the quarter ended October 31, 1998 versus $80,510,000 for the same period in the previous year.
Employee compensation decreased 2% while travel and promotional expenses increased 30%. Changes in employee compensation are in-line with changes in revenues and additional travel and promotional expenses increased as a result of additional investor conferences and additional employee training efforts.

Net income was $9,746,000, or $.30 per share, and $12,788,000, or $.40 per share, for the quarters ended October 31, 1998 and 1997, respectively.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Impact of Year 2000

A significant portion of the Registrant's operations and information systems are provided by third-party service providers. The Registrant's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. The Registrant has developed a plan to analyze how the Year 2000 will impact its operations, including monitoring the status of its service providers and evaluating alternatives. Given the Registrant's exposure to third-party service providers, management does not believe the internal costs to address the Year 2000 issue will have a material impact on future operations other than the impact such event will have on the cost of services provided by its vendors which is unknown at this time. There is no guarantee that the systems of other companies on which the Registrant's systems rely will be timely converted and will not have an adverse effect on the Registrant's information systems. The Registrant is well into the testing phase of its Year 2000 plan and will participate in the industry wide testing in March, 1999. The interdependent nature of securities transactions and the success of the Registrant's external counterparties and vendors in dealing with this issue could significantly influence the Registrant's estimate of the impact the Year 2000 will have on its business.

The Registrant is reviewing the most reasonably likely worst-case effects of Year 2000 and has a preliminary contingency plan in place for any such unanticipated negative effects. It is expected this plan will be updated and finalized by December 31, 1998.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 94% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the three months ended October 31, 1998, cash flows used for operating activities were $97,228,000 primarily due to the decrease in securities sold, not yet purchased.

Cash flows from financing activities were $96,651,000 for the quarter ended October 31, 1998, compared to $229,405,000 in the same period of the previous year. The largest component of this change relates to utilizing more cost effective borrowing vehicles to finance the Registrant's operations.

Cash flows used for investing activities totaled $2,616,000 for the current period versus a $32,589,000 increase in cash flows for the previous year's same quarter. The increase in cash flows for the prior year was the result of selling the homeoffice building in October 1997 for approximately $36 million.

At October 31, 1998, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $148,183,076, which was $139,886,271 in excess of the 2% net capital requirement. During the quarter the Registrant declared and paid cash dividends of $0.07 per share on the shares outstanding.

In November 1993 the Board of Directors authorized a stock repurchase program. During the quarter the Registrant repurchased 540,500 shares of its common stock for $8,929,000. Since inception of the plan, 5,871,184 shares have been repurchased. The Registrant announced in fiscal 1998 that it would repurchase approximately 600,000 shares annually to accommodate restricted stock and employee stock purchase programs.


Forward Looking Statements

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

Part I.  FINANCIAL INFORMATION

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MORGAN KEEGAN, INC. and Subsidiaries


Interest Rate Sensitivity

No significant changes since July 31, 1998. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II. OTHER INFORMATION

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


Date:       December 14, 1998
??