Form 10-Q
period 1999-01-31
MORGAN KEEGAN INC
filed 1999-03-12
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED JANUARY 31, 1999
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

           Class                            Outstanding at February 28, 1999
  Common Stock $.625 par value                    32,659,633

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

  Consolidated Statements
    of Financial Condition. . . . . . . . January 31, 1999 and July 31, 1998

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months and six months ended
                                          January 31, 1999 and 1998

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Six months ended
                                          January 31, 1999 and 1998

  Notes to Consolidated
    Financial Statements. . . . . . . . . January 31, 1999

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  FINANCIAL INFORMATION

Item 1.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries

                                                January 31       July 31
                                                   1999            1998
                                                (unaudited)
                                                      (in thousands)
ASSETS
  Cash                                        $   16,525      $   22,172
  Securities segregated for regulatory
    purposes, at market                          382,200         346,900
  Deposits with clearing organizations
    and others                                     9,790           9,818
  Receivable from brokers and dealers and
    clearing organizations                        36,904          31,897
  Receivable from customers                      471,904         444,609
  Securities purchased under agreements
    to resell                                    122,384         174,583
  Securities owned, at market                    483,885         353,708
  Memberships in exchanges, at cost
    (market value-$5,097,000 at 1-31-99;
     $5,049,000 at 7-31-98)                        2,428           2,428
  Furniture, equipment and leasehold
    improvements, at cost (less allowances for
    depreciation and amortization $23,276,000
    at 1-31-99; $20,981,000 at 7-31-98)           24,440          24,332
  Other assets                                    59,430          53,374

                                              $1,609,890      $1,463,821

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                       $  140,900      $   68,400
  Commercial paper                                56,543          37,502
  Payable to brokers and dealers and
    clearing organizations                        49,033          13,151
  Payable to customers                           776,207         700,332
  Customer drafts payable                         20,499          17,615
  Securities sold under agreements to
    repurchase                                   171,761         162,734
  Securities sold, not yet purchased,
    at market                                     49,336         116,727
  Other liabilities                               76,744          90,002
                                               1,341,023       1,206,463
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares;
  32,747,933 shares issued and outstanding
  at 1-31-99; 32,817,204 at 7-31-98               20,467          20,510
  Additional paid-in capital                       8,158          13,561
  Retained earnings                              240,242         223,287
                                                 268,867         257,358

                                              $1,609,890      $1,463,821

[FN]
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                               Three Months Ended       Six Months Ended
                                   January 31              January 31
                                (in thousands, except per share amounts)

                                 1999      1998          1999      1998

REVENUES
  Commissions                 $ 30,050  $ 23,632      $ 56,960  $ 52,083
  Principal transactions        37,958    26,521        71,369    57,723
  Investment banking            11,065    19,707        21,029    35,502
  Interest                      18,948    17,847        37,098    35,743
  Investment management fees     6,235     4,969        11,478     9,612
  Other                          2,910     3,896         5,649     7,106
          TOTAL                107,166    96,572       203,583   197,769

EXPENSES
  Compensation                  55,553    47,675       104,930    98,122
  Floor brokerage and
     clearance                   1,434     1,302         3,109     2,898
  Communications                 5,359     5,426        10,788    10,990
  Travel and promotional         2,640     2,780         6,261     5,559
  Occupancy and equipment
     costs                       5,375     4,752        10,485     9,154
  Interest                      11,491    11,957        22,283    24,455
  Taxes, other than income
     taxes                       3,768     3,187         5,753     5,092
  Other operating expense        2,308     1,491         4,690     2,810
                                87,928    78,570       168,299   159,080

INCOME BEFORE INCOME TAXES      19,238    18,002        35,284    38,689
INCOME TAX EXPENSE               7,500     6,600        13,800    14,500

NET INCOME                    $ 11,738  $ 11,402      $ 21,484  $ 24,189

NET INCOME PER SHARE:
     Basic                    $   0.36  $   0.35      $   0.66  $   0.75
     Diluted                  $   0.36  $   0.35      $   0.66  $   0.75
DIVIDENDS PER SHARE           $   0.07  $   0.06      $   0.14  $   0.12


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
     Basic                      32,353    32,444        32,527    32,281
     Diluted                    32,464    32,627        32,636    32,457


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries

                                                         Six Months Ended
                                                            January 31
                                                       1999           1998
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $  21,484      $  24,189
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                       4,849          4,816
    Deferred income taxes                                 600         (4,790)
    Amortization of gain on sale of building
      and related assets                                 (690)          (460)
    Amortization of restricted stock                    2,100          1,500
                                                       28,343         25,255
 (Increase) decrease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                           (5,007)         3,265
    Deposits with clearing organizations and others        28            104
    Receivable from customers                         (27,295)       (59,833)
    Securities segregated for regulatory purposes     (35,300)       (15,600)
    Securities owned                                 (130,177)       (31,441)
    Other assets                                       (6,656)       (18,762)
  Increase (decrease) in operating liabilities:
    Payable to brokers and dealers and clearing
      organizations                                    35,882          7,141
    Payable to customers                               75,875         43,127
    Customer drafts payable                             2,884           (999)
    Securities sold, not yet purchased                (67,391)       (35,476)
    Other liabilities                                 (12,568)        (3,943)
                                                     (169,725)      (112,417)
  Cash used for operating activities                 (141,382)       (87,162)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                     19,041        (65,618)
  Mortgage note payable                                              (19,714)
  Issuance of Common Stock                              4,761         14,053
  Retirement of Common Stock                          (12,308)
  Dividends paid                                       (4,528)        (3,858)
  Short-term borrowings                                72,500        120,530
  Securities purchased under agreements to resell      52,199         97,396
  Securities sold under agreements to repurchase        9,027        (93,285)
    Cash provided by financing activities             140,692         49,504

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                             (4,957)        (4,852)
  Proceeds from sale of building and
    related assets                                                    34,582
    Cash (used for) provided by
      investing activities                             (4,957)        29,730
      Decrease in Cash                                 (5,647)        (7,928)
Cash at Beginning of Period                            22,172         22,423
Cash at End of Period                                $ 16,525       $ 14,495

[FN]

Income tax payments were approximately $12,172,000 and $22,963,000 for the six month periods ending January 31, 1999, and 1998, respectively. Interest payments were approximately $22,883,000 and $24,758,000 for the same periods, respectively.
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

January 31, 1999

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended January 31, 1999, are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1998.

NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At January 31, 1999, M.K. & Co. had net capital of $150,396,891 which was 31% of its aggregate debit balances and $140,637,511 in excess of the 2% net capital requirement.


NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE D - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                               Three Months Ended         Six Months Ended
                                   January 31               January 31
                                1999        1998         1999        1998

Numerator

  Net Income               $11,738,103 $11,401,769  $21,484,341 $24,189,350

Denominator

  Denominator for basic
   earnings per share -
   weighted average shares  32,352,961  32,443,664    32,527,308  32,281,245


  Effect of dilutive
   securities - stock
   options                     110,662     183,051       108,596     175,543

  Denominator for diluted
   earnings per share -
   adjusted weighted
   average shares and
   assumed conversations    32,463,623  32,626,715    32,635,904  32,456,788

  Basic earnings per share $      0.36 $      0.35   $      0.66 $      0.75
  Diluted earnings per
   share                   $      0.36 $      0.35   $      0.66 $      0.75



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


Results of Operations

The Registrant recognized record revenues for the quarter ended January 31, 1999 when revenues totaled $107,166,000. This exceeds the previous record of $105,779,000 set in the fourth quarter of fiscal 1998. Revenues for the quarter were $10,594,000, or 11%, higher than the same period in fiscal 1998 when they totaled $96,572,000. The largest component of this increase is in principal transaction revenues. Increased activity in fixed income securities accounted for a 43% increase over the same quarter of the prior year. Investment banking revenues decreased from $19,707,000 in the previous quarter to $11,065,000 for the current quarter, a 44% decline due to almost no equity underwritings during the quarter.


Operating expenses increased to $87,928,000 or a 12% increase over the same period of the prior year when operating expenses totaled
$78,570,000. The largest component of this increase is related to employee compensation that increased 17%. This increase is proportionate to the increase noted in revenues for the quarter. Other expense classifications increased due to the Registrant's expansion in the southern region, offset by continuing expense cutting efforts which actively reduced communication expense by 1% for the quarter.


Net income for the quarter increased to $11,738,000 versus $11,402,000 a year ago. Net income per share was $0.36 and $0.35 for the quarters ended January 31, 1999 and 1998, respectively.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Results of Operations (continued)

Total revenue for the six months ended January 31, 1999 totaled $203,583,000 compared to $197,769,000 for the six months ended January 31, 1998. The most significant increases were noted in principal transactions and commission income. These increases are a result of the strong market for fixed income securities and continued growth of the Registrant's retail branch system. Investment banking revenues reflected the market's limited appetite for equity underwritings as it declined 41% dropping from $35,502,000 in the previous year to $21,029,000 in the current year.

Year-to-date expenses at January 31, 1999 totaled $168,299,000 or 6% higher than the same period in the prior year when expenses totaled $159,080,000. The largest component of this increase is related to a 7% increase in employee compensation which is in proportion to the increase in revenues.

Interest expense actually decreased from $24,455,000 for the prior six months to $22,283,000 as the Registrant continued efforts to manage its assets and borrowings effectively.


Net income for the six months was $21,484,000 or $0.66 per share is slightly less than the same six-month period of the previous year when net income totaled $24,189,000 or $0.75 per share.


Impact of Year 2000

A significant portion of the Registrant's operations and information systems are provided by third-party service providers. The Registrant's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. The Registrant has developed a plan to analyze how the Year 2000 will impact its operations, including monitoring the status of its service providers and evaluating alternatives. Given the Registrant's exposure to third-party service providers, management does not believe the internal costs to address the Year 2000 issue will have a material impact on future operations other than the impact such event will have on the cost of services provided by its vendors which is unknown at this time. There is no guarantee that the systems of other companies on which the Registrant's systems rely will be timely converted and will not have an adverse effect on the Registrant's information systems. The Registrant is substantially complete with the testing phase of its Year 2000 plan and is currently participating in the industry wide testing. The interdependent nature of securities transactions and the success of the Registrant's external counterparties and vendors in dealing with this issue could significantly influence the Registrant's estimate of the impact the Year 2000 will have on its business.

The Registrant is reviewing the most reasonably likely worst-case effects of Year 2000 and has a preliminary contingency plan in place for any such unanticipated negative effects. It is expected that the plan will be updated and finalized by September 30, 1999.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 94% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the six month period ended January 31, 1999, cash flows used for operating activities were $141,382,000 primarily due to a $130,177,000 increase in securities owned.

Cash flows from financing activities were $140,692,000 for the six months ended January 31, 1999 versus $49,504,000 in the previous year. Increases in short-term borrowings and repurchase transactions were required to finance changes in securities owned, customer receivables and broker receivables.

Cash flows used for investing activities totaled $4,957,000 for the current six-month period versus cash provided by investing activities of $29,730,000 in the six month period ended January 31, 1998. The increase in the previous year was from the sale of the Registrant's home office building for approximately $36 million.

At January 31, 1999, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $150,396,891, which was $140,637,511 in excess of the 2% net capital requirement. During the quarter the Registrant declared and paid cash dividends of $0.07 per share on shares outstanding.

In November 1993 the Board of Directors authorized a stock repurchase program. Year-to-date the Registrant has repurchased 720,500 shares of its common stock for $12,308,000. Since inception of the plan, 6,051,184 shares have been repurchased. The Registrant announced in fiscal 1998 that it would repurchase approximately 600,000 shares annually to accommodate restricted stock and employee stock purchase programs.

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

Part I.  FINANCIAL INFORMATION

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MORGAN KEEGAN, INC. and Subsidiaries


Interest Rate Sensitivity

No significant changes have occurred since July 31, 1998 in the Registrant's exposure to market risk. See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 24, 1998, at the Registrant's annual meeting of its shareholders, 74% of the 32,697,954 shares outstanding at October 2, 1998 were represented by proxy. A quorum as declared present for the conduct of business and the following proposals were voted on:

         Proposal 1: Election of the directors from the following nominees to serve the registrant for the ensuing year:

              Allen B. Morgan, Jr.            John W. Stokes, Jr.
              William W. Deupree, Jr.         Kenneth F. Clark, Jr.
              Joseph C. Weller                James E. Harwood
              Donald Ratajczak                Harry J. Phillips, Sr.

         Results of vote: 99.9% of the votes cast were in favor of this proposal.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             Exhibit 27 - Financial Data Schedule

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


Date:      March 12, 1999