Form 10-Q
period 1999-04-30
MORGAN KEEGAN INC
filed 1999-06-11
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED APRIL 30, 1999
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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

           Class                            Outstanding at June 11, 1999
  Common Stock $.625 par value                32,063,083

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

  Consolidated Statements
    of Financial Condition. . . . . . . . April 30, 1999 and July 31, 1998

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months and nine months ended
                                          April 30, 1999 and 1998

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Nine months ended
                                          April 30, 1999 and 1998

  Notes to Consolidated
    Financial Statements. . . . . . . . . April 30, 1999

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  FINANCIAL INFORMATION

Item 1.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries

                                                April 30         July 31
                                                   1999            1998
                                                (unaudited)
                                                      (in thousands)
ASSETS
  Cash                                        $  20,494        $   22,172
  Securities segregated for regulatory
    purposes, at market                         332,300           346,900
  Deposits with clearing organizations
    and others                                    8,611             9,818
  Receivable from brokers and dealers and
    clearing organizations                       59,073            31,897
  Receivable from customers                     511,090           444,609
  Securities purchased under agreements
    to resell                                   172,274           174,583
  Securities owned, at market                   593,961           353,708
  Memberships in exchanges, at cost
    (market value-$6,390,000 at 4-30-99;
     $5,049,000 at 7-31-98)                       2,428             2,428
  Furniture, equipment and leasehold
    improvements, at cost (less allowances for
    depreciation and amortization $24,741,000
    at 4-30-99; $20,981,000 at 7-31-98)          24,822            24,332
  Other assets                                   58,610            53,374

                                             $1,783,663        $1,463,821

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                      $  298,400        $   68,400
  Commercial paper                               57,888            37,502
  Payable to brokers and dealers and
    clearing organizations                       43,031            13,151
  Payable to customers                          750,531           700,332
  Customer drafts payable                        22,373            17,615
  Securities sold under agreements to
    repurchase                                  170,650           162,734
  Securities sold, not yet purchased,
    at market                                    97,993           116,727
  Other liabilities                              70,992            90,002
                                              1,511,858         1,206,463
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares; 32,063,083
  shares issued and outstanding
  at 4-30-99; 32,817,204 at 7-31-98              20,039            20,510
  Additional paid-in capital                      1,594            13,561
  Retained earnings                             250,172           223,287
                                                271,805           257,358

                                             $1,783,663        $1,463,821
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                               Three Months Ended      Nine Months Ended
                                   April 30              April 30
                                (in thousands, except per share amounts)

                                 1999      1998          1999      1998

REVENUES
  Commissions                 $ 32,739  $ 29,354      $ 89,699  $ 81,437
  Principal transactions        41,007    33,459       112,376    91,182
  Investment banking             9,276    15,043        30,305    50,545
  Interest                      20,812    17,200        57,910    52,942
  Investment management fees     7,356     4,778        18,833    14,390
  Other                          3,338     3,712         8,987    10,819
          TOTAL                114,528   103,546       318,110   301,315

EXPENSES
  Compensation                  60,122    53,069       165,052   151,191
  Floor brokerage and
     clearance                   1,814     1,713         4,923     4,611
  Communications                 6,208     6,156        16,996    17,146
  Travel and promotional         2,802     2,154         9,062     7,713
  Occupancy and equipment
     costs                       5,327     4,881        15,811    14,035
  Interest                      13,896    11,047        36,179    35,502
  Taxes, other than income
     taxes                       2,774     2,993         8,527     8,085
  Other operating expense        1,885     2,261         6,576     5,071
                                94,828    84,274       263,126   243,354

INCOME BEFORE INCOME TAXES      19,700    19,272        54,984    57,961
INCOME TAX EXPENSE               7,500     7,000        21,300    21,500

NET INCOME                    $ 12,200  $ 12,272      $ 33,684  $ 36,461

NET INCOME PER SHARE:
     Basic                    $   0.38  $   0.37      $   1.04  $   1.12
     Diluted                  $   0.37  $   0.37      $   1.03  $   1.12
DIVIDENDS PER SHARE           $   0.07  $   0.06      $   0.21  $   0.18


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
     Basic                      32,497    32,786        32,484    32,488
     Diluted                    32,585    32,947        32,585    32,663

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries
                                                        Nine Months Ended
                                                            April 30
                                                       1999           1998
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $  33,684     $  36,461
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                       7,220         5,850
    Deferred income taxes                                 850        (5,550)
    Amortization of gain on sale of building
      and related assets                               (1,035)         (805)
    Amortization of restricted stock                    6,800         2,250
                                                       47,519        38,206
 (Increase) decrease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                          (27,176)        3,458
    Deposits with clearing organizations and others     1,207          (379)
    Receivable from customers                         (66,481)     (122,086)
    Securities segregated for regulatory purposes      14,600       (86,100)
    Securities owned                                 (240,253)     (229,690)
    Other assets                                       (6,086)       (9,642)
  Increase (decrease) in operating liabilities:
    Payable to brokers and dealers and clearing
      organizations                                    29,880        46,205
    Payable to customers                               50,199       168,070
    Customer drafts payable                             4,758         5,159
    Securities sold, not yet purchased                (18,734)       27,215
    Other liabilities                                 (17,975)       (7,662)
                                                     (276,061)     (205,452)
  Cash used for operating activities                 (228,542)     (167,246)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                     20,386       (42,792)
  Mortgage note payable                                             (19,714)
  Issuance of Common Stock                              4,942        14,337
  Retirement of Common Stock                          (24,181)
  Dividends paid                                       (6,798)       (5,829)
  Short-term borrowings                               230,000       195,230
  Securities purchased under agreements to resell       2,309       (15,441)
  Securities sold under agreements to repurchase        7,916        19,764
    Cash provided by financing activities             234,574       145,555

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                             (7,710)       (6,373)
  Membership in exchanges                                            (1,709)
  Proceeds from sale of building and
    related assets                                                   34,582
    Cash (used for) provided by
      investing activities                             (7,710)       26,500
      Decrease in Cash                                 (1,678)        4,809
Cash at Beginning of Period                            22,172        22,423
Cash at End of Period                                $ 20,494     $  27,232

Income tax payments were approximately $22,997,000 and $29,240,000 for the nine month periods ending April 30, 1999, and 1998, respectively. Interest payments were approximately $36,564,000 and $35,873,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

April 30, 1999

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended April 30, 1999, are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1998.

NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions.
The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At April 30, 1999, M.K. & Co. had net capital of $151,832,000 which was 28% of its aggregate debit balances and $140,923,000 in excess of the 2% net capital requirement.

NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE D - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                               Three Months Ended        Nine Months Ended
                                   April 30               April 30
                                1999        1998         1999         1998

Numerator                        (in thousands, except per share amounts)

  Net Income                  $12,200     $12,272      $33,684     $36,461

Denominator

  Denominator for basic
   earnings per share -
   weighted average shares     32,497      32,786       32,484      32,488


  Effect of dilutive
   securities - stock
   options                         88         161          101         174

  Denominator for diluted
   earnings per share -
   adjusted weighted
   average shares and
   assumed conversations       32,585      32,947       32,585      32,663

  Basic earnings per share $     0.38  $     0.37   $     1.04  $     1.12
  Diluted earnings per
   share                   $     0.37  $     0.37   $     1.03  $     1.12




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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE E - OTHER ACCOUNTING PRONOUNCEMENTS (continued)

The Financial Accounting Standards Board (FASB)issued in June 1998 its new standard on derivatives - Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new Statement resolves the inconsistencies that existed with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported. At its May 19, 1999 meeting, the FASB voted to defer the implementation date of Statement No. 133 for one year. The Statement would be effective for fiscal years beginning after June 15, 2000. The
Registrant has not yet determined the effect, if any, Statement 133 will have on the earnings and financial condition of the Registrant.

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


Results of Operations

The Registrant recognized record level revenues of $114,528,000 for the quarter ended April 30, 1999-surpassing the previous record of $107,166,000 set in the second quarter of the current fiscal year. Revenues for the same quarter of fiscal 1998 were $103,546,000. The largest components of this increase over the third quarter of fiscal 1998 include a $7,548,000 (23%) increase in principal transactions and a $3,385,000 (12%) increase in commissions. Increased activity in the fixed income securities markets continued to be strong throughout the quarter. The Dow Jones Industrial Average reached 11,000 for the first time during the quarter.

Operating expenses increased to $94,828,000 or 13% higher than the same period of the previous year when expenses totaled $84,274,000. The largest component of this increase is related to employee compensation that increased 13% from $53,069,000 to $60,122,000 comparing the two quarters. This increase is proportionate to the increase noted in revenues for the quarter. Other expense classifications increased slightly as the Registrant continue expansion efforts in the southern region.

Net income for the quarter was $12,200,000 versus $12,272,000 a year ago. Basic income per share was $0.38 and $0.37 for the quarters ended April 30, 1999 and 1998, respectively.

Total revenue for the nine months ended April 30, 1999 was $318,110,000 or 6% higher than the same period of the prior year when revenues totaled $301,315,000. The most significant increases were noted in the principal transactions that increased 23% and commissions which increased 10%. Strong fixed income securities market activity and continued growth of the Registrant's retail branch system were significant factors in

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries


Results of Operations (continued)


achieving these results.   These increases were offset by a 40% decrease in
investment banking revenues. The lack of activity in equity underwritings previously discussed in earlier filings continued through the current quarter.

Year-to-date expenses at April 30, 1999 totaled $263,126,000 versus $243,354,000 for the same period of the previous year. This 8% increase is attributable to a 9% increase in employee compensation and a 13% increase in occupancy costs. Both factors appear reasonable considering the increase in revenues and the growth of the Registrant's business.

Net income for the nine months ended April 30, 1999, totaled $33,684,000, or $1.04 per share versus net income of $36,461,000, or $1.12 per share in the same period of the prior year.

Impact of Year 2000

A significant portion of the Registrant's operations including information systems and non-information systems is provided by third-party service providers. The Registrant's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. The Registrant has developed a plan to analyze how the Year 2000 will impact its operations, including monitoring the status of its service providers and evaluating alternatives. Given the Registrant's exposure to third-party service providers, management does not believe the internal costs to address the Year 2000 issue will have a material impact on future operations other than the impact such event will have on the cost of services provided by its vendors which is unknown at this time. There is no guarantee that the systems of other companies on which the Registrant's systems rely will be timely converted and will not have an adverse effect on the Registrant's information systems. To date, the Registrant has spent approximately $1.2 million and expects to incur an additional $1.0 million of costs associated with Year 2000 issues.

The Registrant has remediated and successfully tested components of the systems determined internally as mission critical. The Registrant and many of its third party service providers participated in the securities industry wide testing during the quarter without any significant exceptions. Testing of non-mission critical systems is expected to be complete by August 1999.

The Registrant has determined that the most reasonably likely worst-case scenario of Year 2000 would be for a major vendor not to be able to communicate with the Registrant because of limitations of the vendor's infrastructure. The Registrant has identified alternative vendors for mission critical systems to satisfy contingent needs should a primary vendor be unable to provide their services.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 95% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the nine month period ended April 30, 1999, cash flows used for operating activities were $228,542,000 primarily due to a $240,253,000 increase in securities owned.

Cash flows from financing activities were $234,574,000 for the nine months ended April 30, 1999 versus $167,246,000 for the same period of the previous year. Increases in short-term borrowings and repurchase transactions were required to finance changes in securities owned, customer receivables and broker receivables.

Cash flows used for investing activities totaled $7,710,000 for the current year versus cash provided by investing activities of $26,500,000 for the nine months ended April 30, 1998. The increase in the prior year was from the sale of the Registrant's home office building for approximately $36 million.

At April 30, 1999, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $151,832,000, which was $140,923,000 in excess of the 2% net capital requirement. During the quarter the Registrant declared and paid cash dividends of $0.07 per share on shares outstanding.

In November 1993 the Board of Directors authorized a stock repurchase program. Year-to-date the Registrant has repurchased 1,437,100 shares of its common stock for $24,180,988. Since inception of the program, 6,767,784 shares have been repurchased. The Registrant announced in fiscal
 1998 that it would repurchase approximately 600,000 shares annually to accommodate restricted stock and employee stock purchase programs.


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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         During the quarter the Board of Directors appointed Robert M. Solmson and Spence L. Wilson to the Board of Directors. Mr. Solmson is chairman of the board and chief executive officer of RFS Hotel Investors, Inc., a Memphis, Tennessee-based real estate investment trust. Mr. Wilson has been president of Kemmons Wilson, Inc., a real estate development and investment firm since 1973.

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

                                        Morgan Keegan, Inc.
                                           Registrant



                                  BY
                                             Joseph C. Weller
                                             EVP, CFO, Sec.-Treas.


Date:       June 11, 1999
??