Form 10-K
period 1999-07-31
MORGAN KEEGAN INC
filed 1999-10-26
CIK 729600

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1999
                           COMMISSION FILE NO. 1-9015


                              MORGAN KEEGAN, INC.
            (Exact name of Registrant as specified in its charter)


        Tennessee                                        62-1153850
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                              Fifty Front Street
                              Memphis, Tennessee
                                     38103
    Registrant's telephone number, including area code: (901) 524-4100
    -------------------------------------------------------------------
    Title of each class        Name of each exchange on which registered
    -------------------        -----------------------------------------
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

  At October 1, 1999, the Registrant had approximately 29,669,753 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $500,677,000.

                DOCUMENTS INCORPORATED HEREIN BY REFERENCE:
  Portions of the Registrant's Annual Report to Shareholders for the year ended July 31, 1999, which has been furnished to the Commission pursuant to Regulation 240.14a(3) (c), are incorporated by reference into Parts I and II of this Report on Form 10-K. Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 23, 1999, which will be filed with the Commission pursuant to Regulation 240.14a
(6)(c)prior to October 22, 1999, are incorporated by reference into Part III and Part IV of this Report on Form 10-K.

                                 PART I

Item 1. BUSINESS

General

  Morgan Keegan, Inc. (Registrant) is a holding company whose principal subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is a regional securities broker/dealer serving retail customers in the southeastern United States and institutional clients throughout the United States and abroad. The Registrant has very few operations and substantially all of the Registrant's consolidated revenues are generated through the broker/dealer subsidiary.
  The Registrant has five reportable segments: Private Client, Fixed Income Capital Markets, Equity Capital Markets, Investment Advisory and Other. The Private Client segment provides investment services including stocks, bonds, options, mutual funds and annuities to retail customers through its branch network. Net interest income from customers' margin loan and credit account balances is included in this segment. The Fixed Income Capital Markets segment provides to its institutional clients: investment-related services involving corporate and tax-exempt bonds; U.S. government, agency and guaranteed securities; research and capital raising services for governmental clients. The Equity Capital Markets segment provides to its institutional clients: investment-related services involving the distribution of stocks in the primary and secondary markets, research, economic and business analysis and capital raising services for corporate clients. The Investment Advisory segment provides investment advisory services to mutual funds and asset management to institutional and retail clients and regional mutual funds managed by Morgan Asset Management, Inc., a subsidiary of the Registrant. The Other segment includes unallocated revenues and expenses and asset management for athletes through the Registrant's subsidiary, Athletic Resource Management, Inc.
  The percentage (%) of total revenues derived from the business segments of the Registrant is as follows:


                                                Year Ended July 31
                                         1999         1998         1997

Private Client                             43%          46%          55%
Fixed Income Capital Markets               39           33           26
Equity Capital Markets                     11           14           15
Investment Advisory                         6            5            3
Other                                       1            2            1

Total                                     100%         100%         100%

  The broker/dealer subsidiary, M.K. & Co., is a three seat member of the New York Stock Exchange, Inc. ("NYSE"), owns seats on the American Stock Exchange, Inc. ("AMEX"); the New York Financial Futures Exchange, Inc. ("NYFE"); the Philadelphia Stock Exchange, Inc. ("PHLX"); the Chicago Board of Options Exchange, Inc. ("CBOE") and the Chicago Stock Exchange ("CSE"). Certain seats are leased to third parties under agreements which may be canceled by either party on 30 days' notice. M.K. & Co. is a member of the National Association of Securities Dealers ("NASD"), the Securities Industry Association, and the Securities Investor Protection Corporation ("SIPC"). SIPC provides protection for customers up to $500,000 each, with a limitation of $100,000 for claims for cash balances.

  M.K. & Co. has forty-two offices in thirteen states. The following table reflects the number of account executives in each office as of July 31, 1999:

                          Account                                  Account
Office                   Executives      Office                   Executives

Birmingham, Alabama          35          Mandeville, Louisiana         5

Decatur, Alabama              6          New Orleans, Louisiana       28

Fairhope, Alabama             1          Shreveport, Louisiana        14

Huntsville, Alabama          13          Boston, Massachusetts         2

Mobile, Alabama              13          Jackson, Mississippi         30

Montgomery, Alabama          26          New York, New York            6

Little Rock, Arkansas        41          Durham, North Carolina       12

Rogers, Arkansas              6          Raleigh, North Carolina      11

Ft. Lauderdale, Florida       6          Wilmington, North Carolina    7

Palm Beach, Florida           3          Jackson, Tennessee            7

Pensacola, Florida            6          Knoxville, Tennessee         20

Sarasota, Florida             6          Memphis, Tennessee
                                                Headquarters         121
Athens, Georgia               8                 Suburban Offices      48

Atlanta, Georgia             19          Nashville, Tennessee         30

Bowling Green, Kentucky       7          Austin, Texas                27

Covington, Kentucky           3          Dallas, Texas                17

Lexington, Kentucky          11          Houston, Texas
                                               Post Oak Location      28
Louisville, Kentucky         23                Memorial Location       9

Baton Rouge, Louisiana       15          Richmond, Virginia            7

Lafayette, Louisiana          9

     TOTAL                                                           686

                                       3

Revenues by Source

  The Registrant's operations consist of various financial services provided to its clients. The following table sets forth the Registrant's consolidated revenues consistent with industry practices for the periods:

                                         (Dollars in Thousands)
                                           Year Ended July 31

                                1999             1998             1997

                            Amount     %     Amount     %     Amount     %

REVENUES
  Commissions
    Listed securities      $ 40,151   9.15   $41,558  10.21   $27,946   8.51
    Over-the-counter
        securities           36,484   8.32    31,316   7.69    25,776   7.85
    Options                   6,584   1.50     6,413   1.58     4,149   1.26
    Other                    37,171   8.48    30,795   7.56    21,988   6.69
      TOTAL                 120,390  27.45   110,082  27.04    79,859  24.31

  Principal transactions
    Corporate securities     51,484  11.74    52,004  12.78    56,134  17.09
    Municipal securities     28,149   6.42    18,562   4.56    14,867   4.53
    U.S. Government
        obligations          64,055  14.60    51,224  12.58    38,963  11.86
     TOTAL                  143,688  32.76   121,790  29.92   109,964  33.48

  Investment banking
    Corporate securities     15,155   3.46    30,769   7.56    23,814   7.25
    Municipal securities      3,825   0.86     4,372   1.07     3,457   1.05
    Underwriting, management
        and other fees       33,406   7.62    32,622   8.01    23,908   7.28
      TOTAL                  52,386  11.94    67,763  16.64    51,179  15.58

  Interest
    Interest on margin
        balances             31,481   7.18    30,038   7.38    24,105   7.34
    Interest on securities
        owned                50,131  11.43    48,827  11.99    40,157  12.22
      TOTAL                  81,612  18.61    78,865  19.37    64,262  19.56

   Investment management
         fees                27,680   6.31    20,187   4.96    12,499   3.80
   Other income              12,855   2.93     8,407   2.07    10,771   3.27

       TOTAL REVENUES      $438,611  100.0  $407,094  100.0  $328,534  100.0

  Because of the interdependence of various activities and departments of the Registrant's business, and the arbitrary assumptions involved in allocating overhead, including administrative, communications and securities processing expenses, it is not possible to state the percentage contribution to net income of each aspect of the Registrant's operations.

Commissions

  During the three years ended July 31, 1999, approximately 25% of the Registrant's total consolidated revenues were derived from institutional clients. M.K. & Co.'s institutional clients include mutual funds, commercial banks, thrift institutions, insurance companies, pension funds and private money managers. Most of these clients are located in the United States; however, some are located abroad, principally in the United Kingdom and Canada. In the fiscal year ended July 31, 1999, no single institutional client accounted for more than 2% of the Registrant's total revenues. M.K. & Co.'s institutional clients purchase or sell fixed income and equity securities primarily in large dollar amounts; transactions in these securities are usually executed for these clients on a principal basis. See PRINCIPAL TRANSACTIONS. M.K. & Co. also provides other services, including research, to its institutional clients.

  For the fiscal years ended July 31, 1999, 1998, and 1997, institutional revenues and percentages of total consolidated revenues were $119,230,000 (27%), $100,284,000 (25%), and $76,135,000 (23%), respectively.

  During each of the three years ended July 31, approximately 41% of the Registrant's total revenues were derived from transactions with retail (individual) customers. For the fiscal years ended July 31, 1999, 1998, and 1997, retail revenues and percentages of total consolidated revenues were $171,164,000 (39%), $166,313,000 (41%),
$137,112,000 (42%), respectively.

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

  Transactions in securities may be executed on either a cash or margin basis. As a service to its retail customers, M.K. & Co. provides margin accounts which allow the customer to pay less than the full cost of a security purchased, the balance of the purchase price being provided by M.K. & Co. as a loan secured by the securities purchased. The amount of the loan is subject to the margin requirements (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and M.K. & Co. internal policies, which in some instances are more stringent than Regulation T or exchange requirements. In permitting customers to purchase securities on margin, M.K. & Co. bears the risk of a market decline which could reduce the value of its collateral below the customers' indebtedness. For the three years ended July 31, 1999, 1998 and 1997, interest charged on customer margin accounts as a percentage of total revenues was 7.18%, 7.38% and 7.34%, respectively.

Principal Transactions

  M.K. & Co. trades for its own account in corporate and tax-exempt securities and U.S. government, agency and guaranteed securities. Most of these transactions are entered into in order to facilitate the execution of customers' orders to buy or sell these securities. In addition, it trades certain equity securities in order to "make a market" in these securities. As of July 31, 1999, the Registrant made a market in common stock or other equity securities of approximately 191 corporations, many of which are stocks followed by its research department.
  M.K. & Co.'s trading activities require the commitment of capital. All principal transactions place the Registrant's capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. In some cases, in order to hedge the risks of carrying inventory, MK & Co. enters into a low level of activity involving U.S. Treasury note futures. The following table sets forth for the year ended July 31, 1999, the highest, lowest and average month-end inventories (including the aggregate of both long and short positions) for the types of securities in which M.K. & Co. acts as principal:


                                   Highest         Lowest          Average
                                  Inventory       Inventory       Inventory

Common stocks                  $  6,669,328    $    715,095    $  2,900,720

Corporate debt securities        56,561,223       9,376,420      32,049,468

Tax-exempt securities           224,292,986     100,573,872     144,325,916

U.S. government, agency,
 and guaranteed securities      299,503,421     149,849,034     206,235,869


The following table sets forth the composition of revenues from principal transactions:


                                      Year Ended July 31
                            1999               1998               1997

                         Amount    %        Amount    %        Amount    %


Common stocks         $ 35,012,838  24   $ 42,397,557  35   $ 47,968,002  44
Corporate debt
 securities             16,470,942  12      9,606,210   8      8,166,789   7

Tax-exempt securities   28,149,594  19     18,562,001  15     14,866,270  14
U.S. government,
 agency, and
 guaranteed
 securities             64,055,048  45     51,224,537  42     38,963,040  35

Total                 $143,688,422 100   $121,790,305 100   $109,964,101 100



  M.K. & Co. participates in selling groups organized to distribute new issues of securities of the Federal Home Loan Bank, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Farm Credit Bank and the Student Loan Mortgage Association. The following table sets forth selling group participation of M.K. & Co. in distributions of agency securities:


          Year Ended             Number of             Amount of
           July 31                 Issues            Participation

            1999                    58                $493,705,000
            1998                    54                 403,105,000
            1997                    45                 327,400,000
            1996                    46                 317,690,000
            1995                    52                 382,075,000


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


                         CORPORATE                     TAX-EXEMPT
                         ---------                     ----------

Year Ended        Number of     Amount of       Number of    Amount of
 July 31           Issues    Participation       Issues    Participation

  1999                71      $303,037,708          576    $5,491,552,000
  1998               187       708,299,008          564     3,924,190,000
  1997               181       545,853,372          362     1,818,060,000
  1996               246       744,497,589          322     1,449,875,000
  1995               195       867,514,389          104       349,005,000


  Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. A participant may incur losses if it is unable to resell the securities it has committed to purchase, or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, under federal securities laws, other statutes and court decisions, a participant may be subject to substantial liability for material misstatements or omissions in prospectuses and other communications with respect to such offerings. Further, underwriting commitments involve a charge against net capital and the ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule. See Note 10 - Regulatory Requirements - on page 28 of the 1999 Annual Report to Shareholders.

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

Other Products

  M.K. & Co. offers special products, including insurance products and interests in various tax advantaged investments. Such tax advantaged investments are generally in the form of limited partnership interests in real estate, oil drilling, or similar ventures. Neither the Registrant nor the broker/dealer acts as the general partner for such partnerships. MK Chesapeake, LP was organized by Morgan Keegan Funding to engage in speculative trading of a diverse group of futures interest contracts. From inception, the Chesapeake Capital Corporation served as the sole trading advisor utilizing its Diversified Program, their proprietary trading strategy. The objective of the partnership is to achieve a rate of return in excess of that available from more traditional investments.

  M.K. & Co. is a distributor of shares of Bedford Money Market Fund, a money market mutual fund whose shares are sold without a sales charge. The fund is managed by Provident Institutional Management Corporation. M.K. & Co. also sells shares in unit investment trusts which hold portfolios of tax-exempt bonds, and as a service to its customers, offers shares of various mutual funds including those of Morgan Keegan Southern Capital Fund and the Select Fund. These funds, which invest primarily in equity securities of companies located in the southern United States and certain fixed income securities, are mutual funds managed by Morgan Asset Management, Inc., a subsidiary of the Registrant, and are solely distributed by M.K. & Co. Also, M.K. & Co. acts as a broker in the purchase and sale of put and call options on the CBOE, AMEX and other exchanges.

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

  The following table sets forth high, low and average monthly purchase and sale transactions processed by M.K. & Co:


     Year Ended                      Number of Transactions
      July 31                  High           Low           Average

       1999                  104,247         73,279          87,715
       1998                   95,579         67,491          78,251
       1997                   88,770         58,873          72,267
       1996                   77,289         47,209          61,618
       1995                   57,362         41,414          47,875



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

Employees

  As of July 31, 1999, M.K. & Co. had 1,788 employees, 686 of whom were account executives, 755 of whom were engaged in other service areas, including trading, research and investment banking, and 347 of whom were employed in accounting, clearing, data processing, management and other activities.

  In large part, the Registrant's future success is dependent upon its subsidiary's continuing ability to hire, train and retain qualified account executives. During the fiscal year ended July 31, 1999, M.K.
& Co. hired 72 account executives for a net increase of 24 over the beginning of the fiscal year. M.K. & Co. trains new account executives who are required to take examinations given by the NYSE, the NASD and certain state securities regulators in order to be registered and qualified. M.K. & Co. also provides continuing training programs for account executives. Competition is intense among securities firms for account executives with good sales production records.

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

  One of the most important regulations with which the Registrant's broker/dealer subsidiary must continually comply is the "net capital rule" of the Securities and Exchange Commission and a similar rule of the New York Stock Exchange. These rules, under the alternative method, prohibit a broker/dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit balances arising from customer transactions; in addition, restrictions may be imposed on the operations of a broker/dealer if its net capital is less than 5% of aggregate debit items. At July 31, 1999, the Registrant's subsidiary's net capital was 29% of aggregate debit items. See Note 10 - Regulatory Requirements - page 28 of the 1999 Annual Report to Shareholders.

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

  In September, 1997, Morgan Properties, LLC entered into an agreement to sell the Registrant's corporate headquarters building for $36 million and lease-back a portion of it under a ten year lease agreement. The $13.8 million gain was deferred and will be taken into income over the 10-year life of the lease. A portion of the sale proceeds was used to pay off the mortgage note payable. All of the Registrant's offices are leased. See Note 4 - Leases - on page 25 of the 1999 Annual Report to Shareholders.


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

                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

  The information required by this item is incorporated herein by reference to Note 12 - Quarterly Results of Operations (Unaudited) - on page 29 of the 1999 Annual Report to Shareholders, a copy of which is enclosed.

Item 6.  SELECTED FINANCIAL DATA

  The information required by this item is incorporated herein by reference to the Ten Year Financial Summary on pages 16 and 17 and Additional Financial Information (Unaudited) on page 20 of the 1999 Annual Report to Shareholders, a copy of which is enclosed.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is incorporated herein by reference to pages 18 and 19 of the 1999 Annual Report to Shareholders, a copy of which is enclosed.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is incorporated herein by reference to page 19 of the 1999 Annual Report to Shareholders, a copy of which is enclosed.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated herein by reference to pages 21 through 29 of the 1999 Annual Report to Shareholders, a copy of which is enclosed.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 15, 1999 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 23, 1999.

Item 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 15, 1999 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 23, 1999.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 15, 1999 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 23, 1999.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 15, 1999 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 23, 1999.

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a) List of Financial Statements, Financial Statement Schedules and Exhibits

(1) The following consolidated financial statements of the Registrant and its subsidiaries, included in the 1999 Annual Report to Shareholders are incorporated by reference in Item 8:

  Consolidated Statements of
    Financial Condition                        July 31, 1999 and 1998
  Consolidated Statements of Income         Years ended July 31, 1999
                                                       1998, and 1997

  Consolidated Statements of Stockholders'  Years ended July 31, 1999
        Equity                                         1998, and 1997

  Consolidated Statements of Cash Flows     Years ended July 31, 1999
                                                       1998, and 1997

  Notes to Consolidated Financial Statements            July 31, 1999

(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(2) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

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

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended July 31, 1999.

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

                                        Morgan Keegan, Inc.
                                           (Registrant)


                                  BY  /s/Allen B. Morgan, Jr.
                                      ---------------------------------
                                          Allen B. Morgan, Jr.
                                                  Chairman

Date:  October 26, 1999

  Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                    TITLE                 DATE


/s/Kenneth F. Clark, Jr.
--------------------------
Kenneth F. Clark, Jr.        Director              October 26, 1999


/s/William W. Deupree, Jr.
--------------------------
William W. Deupree, Jr.      Director              October 26, 1999


/s/James E. Harwood, III
--------------------------
James E. Harwood, III        Director              October 26, 1999


/s/Allen B. Morgan, Jr.
--------------------------
Allen B. Morgan, Jr.         Chairman and          October 26, 1999
                             Director

/s/Harry J. Phillips
--------------------------
Harry J. Phillips            Director              October 26, 1999


/s/Donald Ratajczak
--------------------------
Donald Ratajczak             Director              October 26, 1999


/s/Robert M. Solmson
--------------------------
Robert M. Solmson            Director              October 26, 1999


/s/John W. Stokes, Jr.
--------------------------
John W. Stokes, Jr.          Vice President and    October 26, 1999
                              Director

/s/Joseph C. Weller
--------------------------
Joseph C. Weller             Secretary/Treasurer   October 26, 1999
                             and Director

/s/Spence L. Wilson
--------------------------
Spence L. Wilson             Director              October 26, 1999

                                      17

EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Morgan Keegan, Inc. of our report dated September 17, 1999, included in the 1999 Annual Report to Shareholders of Morgan Keegan, Inc.

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-16982) pertaining to the 1985 Restricted Stock and Stock Option Plan and in the Registration Statement
(Form S-8 No. 33-57373) pertaining to the 1994 Restricted Stock and Stock Option Plan and the 1989 Employee Stock Purchase Plan of Morgan Keegan, Inc. of our report dated September 17, 1999, with respect to the consolidated financial statements of Morgan Keegan, Inc. incorporated by reference in the Annual Report (Form 10-K) for the year ended July 31, 1999.



                                         /s/ Ernst & Young LLP





Memphis, Tennessee
October 21, 1999

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries
                                 (In thousands, except per share amounts)
Years ended July 31                         1999         1998       1997
Revenues
Commissions:
  Listed securities                     $   40,151   $   41,558  $   27,946
  Over-the-counter                          36,484       31,316      25,776
  Options                                    6,584        6,413       4,149
  Other                                     37,171       30,795      21,988
                                           120,390      110,082      79,859
Principal transactions:
  Corporate securities                      51,484       52,004      56,134
  Municipal securities                      28,149       18,562      14,867
  U.S. government securities                64,055       51,224      38,963
                                           143,688      121,790     109,964
Investment banking:
  Corporate securities                      15,155       30,769      23,814
  Municipal securities                       3,825        4,372       3,457
  Underwriting management and other fees    33,406       32,622      23,908
                                            52,386       67,763      51,179
Interest:
  Interest on margin balances               31,481       30,038      24,105
  Interest on securities owned              50,131       48,827      40,157
                                            81,612       78,865      64,262
Investment management fees                  27,680       20,187      12,499
Other                                       12,855        8,407      10,771
                                           438,611      407,094     328,534
Expenses
Compensation                               227,709      204,829     164,364
Floor brokerage and clearance                6,645        6,028       5,043
Communications                              23,664       23,112      21,549
Travel and promotional                      13,344       10,612       8,724
Occupancy and equipment costs               21,433       17,403      15,854
Interest                                    52,603       51,165      44,652
Taxes, other than income taxes              10,438        9,888       7,986
Other operating expenses                     8,662        6,871       5,084
                                           364,498      329,908     273,256
  Income (loss) before income taxes         74,113       77,186      55,278
  Income tax expense (credit)               28,300       29,000      20,900
  Net income                            $   45,813   $   48,186  $   34,378
Net income per share
  Basic                                 $     1.42   $     1.47  $     1.10
  Diluted                               $     1.41   $     1.47  $     1.10
Book value                              $     8.76   $     7.84  $     6.44
Other Data (at year end):
Total assets                            $1,598,365   $1,463,821  $1,208,257
Stockholders' equity                    $  279,062   $  257,358  $  203,720
Common shares outstanding*                  31,859       32,817      31,652


All per share data has been adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995 and a three-for-two stock split in September, 1997.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries
                                 (In thousands, except per share amounts)
Years ended July 31                       1996       1995       1994
Revenues
Commissions:
  Listed securities                    $ 26,467   $ 21,246   $ 22,748
  Over-the-counter                       21,849     12,624     10,076
  Options                                 3,243      2,631      1,990
  Other                                  16,311      9,661     11,723
                                         67,870     46,162     46,537
Principal transactions:
  Corporate securities                   59,567     36,724     33,541
  Municipal securities                   16,345     16,404     14,135
  U.S. government securities             39,291     33,982     41,746
                                        115,203     87,110     89,422
Investment banking:
  Corporate securities                   25,990     25,009     32,850
  Municipal securities                    2,427      1,926      4,059
  Underwriting management and other fees 21,884     18,259     18,923
                                         50,301     45,194     55,832
Interest:
  Interest on margin balances            19,752     17,519     10,824
  Interest on securities owned           30,171     20,261     14,070
                                         49,923     37,780     24,894
Investment management fees                9,323      7,171      6,063
Other                                     8,786      4,655      8,972
                                        301,406    228,072    231,720
Expenses
Compensation                            158,352    120,795    125,205
Floor brokerage and clearance             4,397      3,724      3,875
Communications                           18,892     15,962     13,852
Travel and promotional                    7,336      5,855      5,721
Occupancy and equipment costs            11,812      9,716      8,320
Interest                                 32,930     23,600     14,393
Taxes, other than income taxes            7,006      6,298      4,972
Other operating expenses                  5,514      3,774      3,741
                                        246,239    189,724    180,079
  Income (loss) before income taxes      55,167     38,348     51,641
  Income tax expense (credit)            21,300     14,500     19,800
  Net income                           $ 33,867   $ 23,848   $ 31,841
Net income per share
  Basic                                $   1.11   $    .78   $    .98
  Diluted                              $   1.10   $    .78   $    .97
Book value                             $   5.51   $   4.61   $   4.06
Other Data (at year end):
Total assets                           $946,648   $882,292   $571,009
Stockholders' equity                   $169,008   $139,457   $125,365
Common shares outstanding*               30,657     30,254     30,834


All per share data has been adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries
                                 (In thousands, except per share amounts)
Years ended July 31                       1993       1992       1991
Revenues
Commissions:
  Listed securities                    $ 20,457   $ 18,378   $ 13,143
  Over-the-counter                       10,159      9,041      5,347
  Options                                 1,927      2,089      2,134
  Other                                  11,196      7,632      4,824
                                         43,739     37,140     25,448
Principal transactions:
  Corporate securities                   34,404     28,161     16,554
  Municipal securities                   17,432     12,037     10,730
  U.S. government securities             51,297     48,588     30,279
                                        103,133     88,786     57,563
Investment banking:
  Corporate securities                   15,760     16,730      4,836
  Municipal securities                    3,947      3,960        376
  Underwriting management and other fees  9,571      9,862      5,436
                                         29,278     30,552     10,648
Interest:
  Interest on margin balances             7,047      5,941      4,867
  Interest on securities owned           12,627     12,709     12,490
                                         19,674     18,650     17,357
Investment management fees                5,413      4,627      3,086
Other                                     7,958      2,909      2,415
                                        209,195    182,664    116,517
Expenses
Compensation                            109,748     94,348     61,265
Floor brokerage and clearance             5,296      4,571      3,751
Communications                           12,012      9,791      8,764
Travel and promotional                    4,241      3,699      2,982
Occupancy and equipment costs             8,153      7,557      8,194
Interest                                 11,185     12,562     12,953
Taxes, other than income taxes            4,199      3,823      3,116
Other operating expenses                  4,659      4,122      3,288
                                        159,493    140,473    104,313
  Income (loss) before income taxes      49,702     42,191     12,204
  Income tax expense (credit)            19,000     16,400      4,500
  Net income                           $ 30,702   $ 25,791   $  7,704
Net income per share:
  Basic                                $    .97   $    .83   $    .25
  Diluted                              $    .97   $    .83   $    .25
Book value                             $   3.31   $   2.45   $   1.67
Other Data (at year end):
Total assets                           $527,084   $434,448   $304,445
Stockholders' equity                   $106,335   $ 76,690   $ 50,837
Common shares outstanding*               32,112     31,340     30,504


All per share data has been adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries
                                 (In thousands, except per share amounts)
Years ended July 31                       1990
Revenues
Commissions:
  Listed securities                    $ 14,444
  Over-the-counter                        1,745
  Options                                 2,180
  Other                                   4,434
                                         22,803
Principal transactions:
  Corporate securities                   11,808
  Municipal securities                    7,445
  U.S. government securities             18,478
                                         37,731
Investment banking:
  Corporate securities                    2,947
  Municipal securities                      159
  Underwriting management and other fees  3,926
                                          7,032
Interest:
  Interest on margin balances             5,521
  Interest on securities owned           10,769
                                         16,290
Investment management fees                2,415
Other                                     2,737
                                         89,008
Expenses
Compensation                             48,243
Floor brokerage and clearance             3,749
Communications                            8,436
Travel and promotional                    2,660
Occupancy and equipment costs             7,789
Interest                                 12,591
Taxes, other than income taxes            2,682
Other operating expenses                  3,308
                                         89,458
  Income (loss) before income taxes        (450)
  Income tax expense (credit)              (475)
  Net income                           $     25
Net income per share:
  Basic                                $    .01
  Diluted                              $    .01
Book value                             $   1.43
Other Data (at year end):
Total assets                           $236,991
Stockholders' equity                   $ 44,888
Common shares outstanding*               31,439


All per share data has been adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

General Business Environment
Morgan Keegan, Inc. and its subsidiaries (the "Company") are principally engaged in the origination, underwriting, distribution, trading and brokerage of fixed income and equity securities and also providing investment advisory services. While the Company regularly participates in the trading of some derivative securities for its customers, this trading is not a major portion of the Company's business. The Company is not involved with high yield securities, bridge loan financing, or any other ventures that management feels may not be appropriate for the Company's strategy.
Many factors affect the Company's revenues including changes in economic conditions, investor sentiment, the level and volatility of interest rates, inflation, political events and competition. As these factors are beyond the Company's control, and certain expenses are relatively fixed, earnings can significantly vary from year to year regardless of management's efforts to enhance revenue and control costs.
Market conditions generally continued to be favorable in the U.S. securities markets; however, during fiscal 1999 the smaller cap stocks, which represent a significant portion of the Company's business, did not perform well as noted by the decline in the Russell 2000 Value Index. The Company's fixed income capital markets segment had an outstanding year, substantially outperforming the two previous years and largely compensating for the softness in the smaller cap equity markets.
Management believes that the strong economic conditions in the southeastern United States will continue to provide an excellent climate
for expansion.   Continued consolidation among financial service firms
also provides opportunities for registered representative growth.


Results of Operations
For the fourth consecutive year, the Company set a record for revenues for fiscal 1999 with revenues of $438,611,000 exceeding fiscal 1998 by $31,517,000 or 8%. An outstanding year by the fixed income capital markets segment fueled an 18% increase in principal transactions which increased from $121,790,000 in fiscal 1998 to $143,688,000 in the current year. Investment banking revenues declined 23%, dropping from $67,763,000 in 1998 to $52,386,000 in fiscal 1999 as the number of equity financing deals decreased from 66 to 16. The Company continued to aggressively grow its investment management business as revenues increased by $7,493,000 or 37%.
Revenues for fiscal 1998 of $407,094,000 exceeded revenues for fiscal 1997 by $78,560,000 as outstanding markets for most of the year helped each aspect of the Company's business. Commissions increased by $30,223,000 or 38% over the previous year and investment banking increased from $51,179,000 in fiscal 1997 to $67,763,000 in fiscal 1998. These increases were attributed to the strong equity markets for most of the year. The largest percentage increase for 1998 revenues was in investment management fees which increased 62% or $7,668,000. Two small money management firms were acquired during fiscal 1998, demonstrating management's intention to grow that aspect of the business.
Operating expenses for fiscal 1999 increased to $364,498,000 from $329,908,000 in 1998, or 10%. Compensation is the largest component of expenses and it increased from $204,829,000 in fiscal 1998 to $227,709,000 in fiscal 1999 or 11%. Compensation as a percentage of revenues rose to 52% from 50% as the Company continued to aggressively grow the retail network with the opening of five new branches and the expansion of the investment advisory infrastructure. Occupancy and equipment had the second largest dollar increase with $4,030,000, representing the expansion and commitment to providing the brokers with state of the art work stations. Travel and promotional rose $2,732,000 or 26% reflecting the Company's growth and the drop-off in equity banking markets.
Expenses for fiscal 1998 increased by $56,652,000 or 21% over fiscal
1997 which was in line with the 24% increase in revenues. Other expenses for fiscal 1998 increased by similar percentages as the Company continued its efforts to expand its retail network and control its expenses.
Net income for fiscal 1999 was $45,813,000 or $1.42 per share versus $48,186,000 or $1.47 per share. In the second, third and fourth quarters of fiscal 1999, the Company outperformed the same quarters for the previous year, but was unable to overcome the first quarter which lagged $.10 per share behind the previous year due to the slowness in smaller cap equity markets.


Year 2000 Processing Issue
The Year 2000 issue affects the ability of computer systems to correctly
process dates after December 13, 1999.   The Company has completed the
inventory and assessment phases of its Year 2000 project plan through an evaluation of its internal and third party software, as well as its service providers' computer systems, to determine their ability to accurately process in the next millennium. The Company has also assessed the Year 2000 status of its non-information technology systems and equipment which may contain embedded hardware or software.
Having identified and assessed those computer systems, processes and equipment that require modification, the Company has now completed the remediation and testing phases of its project plan. The Company has completed the remediation and testing of its critical internal applications systems. In addition to internal testing, the Company actively participated in testing among securities brokerage firms, securities exchanges, clearing organizations, and other vendors.
The Company is also continuing to communicate with its remaining vendors and other third parties, including its landlords and utility suppliers, to determine the likely extent to which the Company may be affected by third parties' Year 2000 plans and target dates.
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or
operations.   While the Company does not have a current expectation of
any material loss as a result of the Year 2000 issue, there can be no assurance that the Company's internal systems or the systems of third parties on which the Company relies will be remediated on a timely basis, or that a failure to remediate by another party, or a remediation or conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company has developed contingency plans in the event that third parties fail to achieve their Year 2000 plans and target dates. However, there can be no assurance that any such contingency plans will fully mitigate the effects of any such failure.
Based on information currently available, including information provided by third party vendors, the Company expects it aggregate expenditures for its Year 2000 project plan to be approximately $1.750 million, of which an estimated $1.5 million has been incurred as of July 31, 1999. A significant portion of these costs will not be incremental costs to the Company, but rather will represent the redeployment of existing information technology and operations resources, primarily to test the remediation efforts of the Company's third party vendors. The Company expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Company's overall information technology spending. In accordance with generally accepted accounting principles, Year 2000 expenditures are expensed as incurred. The costs of the Company's Year 2000 project and the dates on which the Company plans to complete the Year 2000 modifications are based on management's best current estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party compliance plans and other factors. However, there can be no assurance that these estimates will prove correct and actual results could differ materially from those plans.

Liquidity and Capital Resources
The Company's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, commercial paper, bank lines of credit, and other payables.
During the current fiscal year, cash used in operating activities increased by $59,207,000 to $102,580,000. It was financed primarily by $27,609,000 in commercial paper and $46,700,000 in short-term borrowings. During fiscal 1998, investing activities provided $34,582,000 from the sale of the Company's headquarters building. The Company's broker-dealer subsidiary is subject to requirements of the Securities and Exchange Commission and the New York Stock
Exchange relating to liquidity and capital standards.   It has
historically operated well in excess of the standards. At July
31, 1999, the net capital of the Company's broker-dealer subsidiary exceeded the SEC's minimum requirements by approximately $149,903,000 which is $7,000,000 more than the previous year's excess. Continued expansion is not expected to have a significant adverse impact on liquidity or capital funds available from operations and lines of credit should provide sufficient sources to meet capital needs for the foreseeable future.
During the year, the Company continued its stock repurchase program purchasing 1,662,300 shares at a cost of $28,147,000. This followed fiscal 1998 purchases of 180,000 shares and fiscal 1997 purchases of 11,600 shares.
Subsequent to the end of the fiscal year, the Company purchased approximately 2,100,000 shares for $37,000,000.

Risk Management
Certain of the Company's business activities expose it to market risk, including its securities inventory positions and securities held for investment. The Company's market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and equity prices or changes in credit ratings of issuers of debt securities.
Interest rate risk arises from the exposure of holding interest sensitive financial instruments such as government, corporate and municipal bonds and certain preferred equities. The Company manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, hedging with offsetting positions in securities with similar interest rate risk characteristics. The Company's securities inventories are marked to market, accordingly there are no unrecorded gains or losses in value. While a significant portion of the Company's securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in the Company's securities inventories is less than that of similar financial instruments held by firms in other industries. The Company's equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. The Company's equity securities inventories are marked to market and there are no unrecorded gains or losses.
The Company is also subject to credit risk arising from non-performance by trading counterparties, customers, and issuers of debt securities owned. The Company manages this risk by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral and conducting business through clearing organizations which guarantee performance. The Company does not trade or have positions in complex derivative financial instruments. See interest rate sensitivity below.

Recently Issued Accounting Standards
The Financial Accounting Standards Board issued in June 1998 its new standard on derivatives - Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The new Statement resolves the inconsistencies that existed with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported. The Statement is effective for years beginning after June 15, 2000. The Company has not yet determined the effect, if any, Statement 133 will have on the earnings and financial condition of the Company.

Forward Looking Statements
This Annual Report may be deemed to contain certain forward-looking statements regarding the anticipated financial and operating results of the Company. The Company undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. Information contained in these forward-looking statements is inherently uncertain; and actual performance and results may differ materially due to many important factors, many of which are beyond the Company's control. Such factors include the Company's ability to sustain and manage growth; ability to deal with increasing competition; additional government regulations; changes in general economic conditions; and the like.


(Dollars in thousands)                       Increase (Decrease)
                                    1999 vs 1998        1998 vs 1997
Revenues:
  Commissions                       $ 10,308      9%     $30,223    38%
  Principal transactions              21,898     18%      11,826    11%
  Investment banking                 (15,377)   (23)%     16,584    32%
  Interest                             2,747      3%      14,603    23%
  Investment management fees           7,493     37%       7,688    62%
  Other                                4,448     53%      (2,364)  (22%)
                                    $ 31,517      8%     $78,560    24%


Expenses:
  Compensation                      $ 22,880     11%     $40,465    25%
  Floor brokerage and clearance          617     10%         985    20%
  Communications                         552      2%       1,563     7%
  Travel and promotional               2,732     26%       1,888    22%
  Occupancy and equipment costs        4,030     23%       1,549    10%
  Interest                             1,438      3%       6,513    15%
  Taxes, other than income taxes         550      6%       1,902    24%
  Other operating expenses             1,791     26%       1,787    35%
                                    $ 34,590     10%     $56,652    21%




Interest Rate Sensitivity

            Principal (Notional) Amount by Expected Maturity

                                      Fiscal       Interest       Fair Value
(Dollars in thousands)                 2000          Rate      at July 31, 1999

Assets
  U.S. government obligations       $310,133        5.13%           $310,133
  State and municipal obligations    112,043        4.43%            112,043
  Corporate bonds                     48,498        6.39%             48,498
  Securities purchased under
   agreements to resell              184,852        4.85%            184,852
  Margin debits                      533,763        8.25%            533,763



Liabilities
  Commercial paper                  $ 65,111        5.25%           $ 65,111
  Short term borrowings              115,100        5.98%            115,100
  Securities sold under
   agreements to repurchase          239,019        5.17%            239,019
  Securities sold, not yet purchased
   U.S. government obligations        53,234        5.13%             53,234
   Corporate bonds                     2,338        6.39%              2,338
  Customer credits                   621,122        4.60%            621,122



Additional Financial Information (Unaudited)

Morgan Keegan, Inc. and Subsidiaries
                                    (In thousands, except per share amounts)
Summary of Quarterly Results
                                  First      Second     Third      Fourth
                                  Quarter    Quarter    Quarter    Quarter

Fiscal 1999
  Revenues                       $ 96,416   $107,166   $114,528   $120,500
  Income before income taxes       16,046     19,238     19,700     19,129
  Net income                        9,746     11,738     12,200     12,129
  Net income per share*              0.30       0.36       0.38       0.38


Fiscal 1998
  Revenues                       $101,198   $ 96,572   $103,546   $105,779
  Income before income taxes       20,688     18,002     19,272     19,225
  Net income                       12,788     11,402     12,272     11,725
  Net income per share*              0.40       0.35       0.37       0.35


Fiscal 1997
  Revenues                        $74,415    $83,527    $77,283    $93,309
  Income before income taxes       11,749     14,674     10,910     17,945
  Net income                        7,349      9,274      6,910     10,845
  Net income per share*              0.24       0.30       0.22       0.34


Fiscal 1996
  Revenues                        $68,940    $77,457    $79,297    $75,712
  Income before income taxes       14,230     14,917     14,076     11,944
  Net income                        8,830      9,217      8,576      7,244
  Net income per share*              0.29       0.30       0.27       0.24


Fiscal 1995
  Revenues                        $56,206    $55,267    $50,147    $66,452
  Income before income taxes       10,971      9,537      6,960     10,880
  Net income                        6,771      5,937      4,360      6,780
  Net income per share*              0.22       0.19       0.15       0.22


*After retroactive adjustment for all stock dividends and stock splits declared through July 31, 1999.



Statistical Comparison of Production


                1999          1998          1997          1996          1995
Total pro-
 duction   $290,394,166  $266,597,243  $213,247,662  $208,275,740  $160,335,704
Percentage
 change in
 production        +8.9%        +25.0%         +2.4%        +29.9%         -4.8%
Number of
 tickets      1,052,584       939,013       685,790       749,560       558,967
Average
 commissions
 per
 ticket    $        276   $       284  $        311   $       278  $        287
Number of
 investment
 brokers            686           662           623           596           551
Number of
 Investment
 brokers
 (over 1 year)      624           609           566           487           438
Total number
 of employees     1,788         1,683         1,549         1,491         1,335
Average
 commissions
 per investment
 broker (over
  1 year)  $    446,746    $  436,669   $   362,830   $   345,885   $   334,555
Number of
 new accounts
 opened          38,658        37,936        32,166        33,835        29,559


Consolidated Statements of Income
Morgan Keegan, Inc. and Subsidiaries
Years ended July 31
                         (In thousands, except share and per share amounts)
                                      1999         1998         1997
Revenues
  Commissions                      $120,390     $110,082     $ 79,859
  Principal transactions            143,688      121,790      109,964
  Investment banking                 52,386       67,763       51,179
  Interest                           81,612       78,865       64,262
  Investment management fees         27,680       20,187       12,499
  Other                              12,855        8,407       10,771
                                    438,611      407,094      328,534
Expenses
  Compensation                      227,709      204,829      164,364
  Floor brokerage and clearance       6,645        6,028        5,043
  Communications                     23,664       23,112       21,549
  Travel and promotional             13,344       10,612        8,724
  Occupancy and equipment costs      21,433       17,403       15,854
  Interest                           52,603       51,165       44,652
  Taxes, other than income taxes     10,438        9,888        7,986
  Other operating expenses            8,662        6,871        5,084
                                    364,498      329,908      273,256
  Income Before Income Taxes         74,113       77,186       55,278
  Income Tax Expense                 28,300       29,000       20,900
  Net Income                       $ 45,813     $ 48,186     $ 34,378

 Net Income Per Share
  Basic                            $   1.42     $   1.47     $   1.10
  Diluted                          $   1.41     $   1.47     $   1.10

 Weighted Average Shares
 Outstanding
  Basic                          32,356,091   32,671,141   31,169,918
  Diluted                        32,452,509   32,854,601   31,325,041

See accompanying notes.

Consolidated Statements of Stockholders' Equity
Morgan Keegan, Inc. and Subsidiaries

                             Common   Common  Additional            Stock-
                             Stock    Stock    Paid-In   Retained   holders'
                             Shares   Amount   Capital   Earnings   Equity
-----------------------------------------------------------------------------
                           (In thousands, except share and per share amounts)

Balance at August 1, 1996   20,437,597 $12,773   $1,511   $154,724  $169,008
============================================================================
Issuance of restricted
 stock                         296,771     185     (185)
Issuance of common
 stock                         378,660     237    3,951                4,188
Dividends paid ($.20
 per share)                                                (6,212)    (6,212)
Repurchase & retirement
 of common stock               (11,600)     (7)    (135)                (142)
Amortization of
 restricted stock and
 related tax benefit                              2,500                2,500
Net income                                                 34,378     34,378
Stock split effected in
 the form of a stock
 dividend                   10,550,714   6,594   (6,594)
-----------------------------------------------------------------------------
Balance at July 31, 1997    31,652,142  19,782    1,048   182,890    203,720
=============================================================================
Issuance of restricted
 stock                         194,596     122     (122)
Issuance of common
 stock                       1,150,466     719   13,675               14,394
Dividends paid ($.24
 per share)                                                (7,789)    (7,789)
Repurchase & retirement
 of common stock              (180,000)   (113)  (4,340)              (4,453)
Amortization of
 restricted stock and
 related tax benefit                              3,300                3,300
Net income                                                 48,186     48,186
----------------------------------------------------------------------------
Balance at July 31, 1998    32,817,204  20,510   13,561   223,287    257,358
============================================================================
Issuance of restricted
 stock                         350,702     219     (219)
Issuance of common
 stock                         353,652     221    4,843                5,064
Dividends paid ($.28
 per share)                                                (9,026)    (9,026)
Repurchase & retirement
 of common stock            (1,662,300) (1,039) (26,185)     (923)   (28,147)
Amortization of
 restricted stock and
 related tax benefit                              8,000                8,000
Net income                                                 45,813     45,813
----------------------------------------------------------------------------
Balance at July 31, 1999    31,859,258 $19,911   $    -  $259,151   $279,062
============================================================================

See accompanying notes.

                                      32

Consolidated Statements of Financial Condition
Morgan Keegan, Inc. and Subsidiaries
                          (In thousands, except share and per share amounts)
July 31                                                 1999         1998
---------------------------------------------------------------------------
Assets
  Cash                                             $  16,102   $   22,172
  Securities segregated for regulatory purposes,
    at market                                        246,000      346,900
  Deposits with clearing organizations and others      9,792        9,818
  Receivable from brokers and dealers and
    clearing organizations                            12,781       31,897
  Receivable from customers                          557,678      444,609
  Securities purchased under agreements to resell    184,852      174,583
  Securities owned, at market                        480,662      353,708
  Memberships in exchanges, at cost (market value-
    $6,456 at July 31, 1999; $5,409 at
    July 31, 1998)                                     2,428        2,428
  Furniture, equipment and leasehold improvements,
    at cost (less allowances for depreciation and
    amortization-$27,402 at July 31, 1999;
    $20,981 at July 31, 1998)                         26,167       24,332
  Other assets                                        61,903       53,374
                                                  $1,598,365   $1,463,821
Liabilities and Stockholders' Equity
  Short-term borrowings                           $  115,100   $   68,400
  Commercial paper                                    65,111       37,502
  Payable to brokers and dealers and clearing
    organizations                                      7,959       13,151
  Payable to customers                               733,725      700,332
  Customer drafts payable                             16,076       17,615
  Securities sold under agreements to repurchase     239,019      162,734
  Securities sold, not yet purchased, at market       58,755      116,727
  Other liabilities                                   83,558       90,002
                                                   1,319,303    1,206,463
  Stockholders' equity
    Common Stock, par value $.625 per share:
    authorized 100,000,000 shares; 31,859,258
    shares issued and outstanding at July 31, 1999;
    32,817,204 at July 31, 1998                       19,911       20,510
  Additional paid-in capital                             -         13,561
  Retained earnings                                  259,151      223,287
                                                     279,062      257,358
--------------------------------------------------------------------------
                                                  $1,598,365   $1,463,821
==========================================================================

See accompanying notes.

Consolidated Statements of Cash Flows
Morgan Keegan, Inc. and Subsidiaries
Years ended July 31                                   1999       1998       1997
                                                            (In thousands)
Cash Flows From Operating Activities:
Net income                                      $  45,813    $48,186    $34,378
Non-cash items included in earnings:
  Depreciation and amortization                     9,871      8,128      7,023
  Deferred income taxes                             1,000     (4,700)    (1,000)
  Amortization of gain on sale of building
    and related assets                              1,380      1,150
  Amortization of restricted stock                  4,500      3,300      2,500
                                                   62,564     56,064     42,901
  (Increase) decrease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                       19,116      5,833    (20,752)
    Deposits with clearing organizations
      and others                                       26       (665)    (1,498)
    Receivable from customers                    (113,069)   (86,598)   (43,584)
    Securities segregated for regulatory
      purposes, at market                         100,900    (66,800)   (54,900)
    Securities owned, at market                  (126,954)   (78,097)   (46,333)
    Memberships in exchanges                                  (1,709)
    Other assets                                   (9,529)   (14,472)    (5,654)
  (Decrease) increase in operating liabilities:
    Payable to brokers and dealers and
      clearing organizations                       (5,192)       433      3,517
    Payable to customers                           33,393    116,410     99,375
    Customer drafts payable                        (1,539)       253      2,906
    Securities sold, not yet purchased, at market (57,972)    22,429     31,326
    Other liabilities                              (4,324)     3,546     14,261
                                                 (165,144)   (99,437)   (21,336)
 Cash (used in) provided by operating activities (102,580)   (43,373)    21,565
Cash Flows From Financing Activities:
    Commercial paper                               27,609    (69,428)    64,002
    Mortgage note payments                                   (19,714)      (251)
    Issuance of common stock                        5,064     14,394      4,188
    Retirement of common stock                    (28,147)    (4,453)      (142)
    Dividends paid                                 (9,026)    (7,789)    (6,212)
    Short-term borrowings                          46,700     67,830    (30,830)
    Securities purchased under agreements
      to resell                                   (10,269)   (27,702)   (77,603)
    Securities sold under agreements to
      repurchase                                   76,285     65,317     42,591
  Cash provided by (used in) financing activities 108,216     18,455     (4,257)
 Cash Flows From Investing Activities:
  Payments for furniture, equipment and
    leasehold improvements                        (11,706)    (9,915)   (12,041)
  Proceeds from sale of building and related                  34,582
    assets
  Cash (used in) provided by investing activities (11,706)    24,667    (12,041)
  Net (decrease) increase in cash                  (6,070)      (251)     5,267
Cash at beginning of period                        22,172     22,423     17,156
Cash at end of period                           $  16,102    $22,172    $22,423


Income tax payments totaled $29,269,000 in 1999, $36,191,000 in 1998, and
$19,400,000 in 1997.  Interest payments totaled $52,530,000 in 1999,
$49,722,000 in 1998, and $44,499,000 in 1997.
See accompanying notes.

Notes to Consolidated Financial Statements
Morgan Keegan, Inc., and Subsidiaries
July 31, 1999

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

Fixed Assets: Furniture, equipment and leasehold improvements are carried at cost. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets. Prior to the fiscal 1998 sale, building and improvements were carried at cost and depreciated over a thirty-one year period.

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

Reverse Repurchase and Repurchase Agreements: Securities purchased under agreements to resell (Reverse Repurchase Agreements) and securities sold under agreements to repurchase (Repurchase Agreements) are carried at the amounts at which the securities will be subsequently resold or reacquired as specified in the respective agreements. Government securities segregated in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission represent securities purchased under an agreement to resell of $246,000,000 and $346,900,000 at July 31, 1999 and 1998,
respectively.

Income Taxes: The parent and its subsidiaries file a consolidated income tax return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Income Per Share: Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards Board ("FASB")
Statement No. 128, "Earnings per Share" ("Statement 128"). All earnings per share amounts for all periods, have been presented to conform to the requirements of Statement 128.

The following table sets forth the computation of basic and diluted earnings per share:


                                               Year ended July 31
                                       1999          1998          1997
                                      (In thousands, except per share data)
Numerator:
  Net income                            $45,813      $48,186       $34,378

Denominator:
  Denominator for basic earnings
    per share-weighted average shares    32,356       32,671        31,170
  Effect of dilutive securities-
    stock options                            96          183           155
  Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    conversions                          32,452       32,854        31,325

Net income per share of common stock   $   1.42      $  1.47       $  1.10
Net income per share of common stock,
   assuming dilution                   $   1.41      $  1.47       $  1.10


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

Stock-based Compensation: The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

Other Accounting Pronouncements: In fiscal 1999, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect the results of operations or financial position of the Company, but did affect the disclosure of segment information as the Company was not required to make such disclosure under previous guidance.

The Financial Accounting Standards Board issued in June 1998 its new standard on derivatives - Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The new Statement resolves the inconsistencies that existed with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported. The Statement is effective for years beginning after June 15, 2000. The Company has not yet determined the effect, if any, Statement 133 will have on the earnings and financial condition of the Company.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2-BORROWINGS

The short-term borrowings of $115,100,000 and $68,400,000 at July
31, 1999 and 1998 respectively, consist of loans payable on demand primarily used to finance clearance of securities and to carry customers' margin accounts and firm positions. The notes bear interest at the broker loan rate, which was 6.75% and 6.2% at July 31, 1999 and 1998, respectively.

The Company had total lines of credit of $340,000,000 at July 31, 1999, with expirations prior to July 31, 2000, under which a maximum of $210,000,000 could be borrowed on an unsecured basis. There were no compensating balances associated with these lines of credit. There were no borrowings outstanding on these lines of credit at July 31, 1999.

The Company also issues its own commercial paper to investors at fluctuating interest rates (5.25% and 5.45% at July 31, 1999 and 1998, respectively). The paper matures over various terms not to exceed nine months.

The weighted average interest rate on all forms of short-term borrowings for the years ended July 31, 1999 and 1998 was 5.49% and 6.46%, respectively.

NOTE 3-SECURITIES

Securities owned for trading purposes consist of the following at July 31, in thousands:

                                              1999               1998
     U.S. government obligations           $310,133           $224,716
     State and municipal obligations        112,043             85,920
     Corporate bonds                         48,498             32,970
     Stocks                                   9,929              9,922
     Bankers' acceptance                         59                180
                                           $480,662           $353,708

State and municipal obligations include an issue with a par value of $12,700,000 which has been written down to fair market value of $5,715,000 at July 31, 1999 and July 31, 1998, as determined by management of the Company.

Securities sold, not yet purchased, at market consist of the following at July 31, in thousands:

                                               1999            1998
     U.S. government obligations            $ 53,234        $107,004
     State and municipal obligations              73             108
     Corporate bonds                           2,338           7,360
     Stocks                                    3,110           2,255
                                            $ 58,755        $116,727

NOTE 4-LEASES

The Company leases office space, furniture and equipment under noncancellable leases expiring through 2009, with options to renew the leases for up to five years. Total rental expense for each of the years ended July 31 was as follows, in thousands:

               1999                          $15,038
               1998                          $14,034
               1997                          $ 9,124


Aggregate future annual minimum rental commitments, excluding escalations, for the years ending July 31 are as follows, in thousands:

               2000                          $ 9,568
               2001                            8,570
               2002                            7,553
               2003                            6,920
               2004                            6,460
               Thereafter                     18,496
                                             $57,567


NOTE 5-COMMITMENTS AND CONTINGENCIES

At July 31, 1999, the Company pledged $20,000,000 in customer owned securities to cover customer obligations to a clearing organization.

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

In connection with the construction of an office building, the Company has guaranteed 50% of a construction loan, with a maximum borrowing limit of $19 million. The building, when completed, will be owned by a limited liability company which is 50% owned by the Company.

NOTE 6-INCOME TAXES

Significant components of the provision (credit) for income taxes are as follows for the years ended July 31, in thousands:

                             1999         1998         1997

     Federal:
       Current             $23,000      $28,900      $18,500
       Deferred              1,000       (4,700)      (1,000)
                            24,000       24,200       17,500
     State                   4,300        4,800        3,400
                           $28,300      $29,000      $20,900


The principal reasons for the difference between the effective rate and the federal statutory income tax rate for the years ended July 31 are as follows, in thousands:


                           1999               1998                1997
                     Amount  Percent     Amount  Percent     Amount  Percent

Federal Statutory
 rate applied to
 pretax earnings     $25,940  35.0%      $27,000   35.0%     $19,347   35.0%
State and local
 taxes, less federal
 income tax benefit    2,795   3.8         3,120    4.0        2,210    4.0
Non-taxable interest,
 less non-deductible
 interest             (1,365) (1.8)         (795)  (1.0)        (533)  (1.0)
Other - net              930   1.2          (325)  (0.4)        (124)     -
                     $28,300  38.2%      $29,000   37.6%     $20,900   38.0%




Significant components of the Company's deferred tax assets and liabilities as of July 31 are as follows, in thousands:

                                                   1999           1998
 Deferred tax assets:
  Deferred compensation and restricted stock      $ 5,843         $4,470
  Deferred gain on building sale                    4,326          4,865
  Non-deductible reserves                           1,239          2,312
  Insurance and benefits                            1,232          1,452
  Other                                               100            280
                                                   12,740         13,379

 Deferred tax liabilities:
  Depreciation and other building related items     2,955          2,903
  Other                                             1,085            776
                                                    4,040          3,679
  Net deferred tax assets                          $8,700         $9,700


NOTE 7-STOCK PLANS

The Board of Directors has reserved 9,168,750 shares for issuance under the Company's Restricted Stock and Incentive Stock Option plans of 1983 and 1985. Under provisions of the Restricted Stock and the Incentive Stock Options Plans, benefits may be granted to key officers and employees in either, or a combination of, incentive stock options or restricted stock awards. Incentive stock options are granted at the fair market value of the stock at the time of grant. There were approximately 1,063,625 remaining shares available to be granted at July 31, 1999.

The Board of Directors has authorized 675,000 shares to be granted to non-employee directors in the form of incentive stock options. As of July 31, 1999, 175,500 options were outstanding and exercisable at an average price of $15.03. During fiscal year 1999, 40,500 options were exercised at an average price of $5.72 and 54,000 options were granted at an average price of $18.94.

Employee stock option activity is summarized as follows:


                                               Average
                                     Shares     Price    Exercisable

   Outstanding at July 31, 1996     133,349    $ 6.11
     Granted                          9,750     11.64     1997-2002
     Exercised                      (10,184)   ( 5.60)
   Outstanding at July 31, 1997     132,915      6.55
     Granted                         22,500     19.30     1998-2003
     Exercised                      (60,765)    (5.82)
   Outstanding at July 31, 1998      94,650     10.06
     Granted                        176,250     21.58     2000-2004
     Exercised                      (16,125)    (6.05)
     Forfeited                      (29,500)   (21.17)
                                    225,275    $17.91


Options exercisable at July 31, 1999, 1998 and 1997 were 18,450, 7,000 and 33,463, respectively. The weighted average fair value of the options granted during the years ended July 31, 1999, 1998, and 1997 was $5.61, $5.16, and $4.37, respectively. Options outstanding at July 31, 1999 have exercise prices ranging from $5.61 to $26.31 with a weighted average remaining contractual life of 5 years.

The Company has approximately 1,956,114 shares of restricted stock included in common stock outstanding which was issued at the fair market value at the date of grant.

Under an Employee Stock Purchase Plan, 4,275,000 shares have been reserved to allow employees to purchase company shares at a 15% discount, not to exceed 506,250 shares to all employees in any year.

Activity by year under the plan is summarized as follows:

                     Year                    Shares Sold
                     1997                    449,808
                     1998                    306,872
                     1999                    297,027



The Company accounts for stock-based compensation under the provisions of (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," rather than the fair value method in Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation costs were charged to earnings for options granted under the Company's plans.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period.
The Company's pro forma information for the years ended July 31 are as follows:


                                         1999       1998        1997

Pro forma net income                  $ 44,784    $47,657     $33,499
Pro forma earnings per share
  Basic                               $   1.38    $  1.46     $  1.07
  Diluted                             $   1.38    $  1.45     $  1.07



These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For disclosure purposes, the fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock option grants in 1999, 1998 and 1997, respectively: dividend yield of 1.5% for all three years; expected volatility of 25.1%, 24.9% and 28.2%, respectively, riskfree interest rate of 5.00% for all three years and weighted average expected lives of 5 to 6 years for all three years.

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

Repurchase agreement information as of July 31, 1999 is summarized as follows, in thousands:

                                 Assets Sold            Repurchase Liability
                              Carrying    Market                    Interest
                               Amount     Value          Amount       Rate
Mortgage-backed
 certificates and other       $170,531   $171,319       $167,030    4.89%-5.26%
U.S. Treasury securities        70,927     72,404         71,989    3.50%-5.25%
                              $241,458   $243,723       $239,019



Repurchase agreement information as of July 31, 1998 is summarized as follows, in thousands:


                                  Assets Sold           Repurchase Liability
                              Carrying    Market                    Interest
                               Amount     Value          Amount       Rate
Mortgage-backed
 certificates and other       $164,280   $165,413       $162,734    5.20%-6.20%



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

NOTE 9-EMPLOYEE BENEFIT PLANS

The Company makes discretionary contributions to its 401(k) defined contribution plan and its profit sharing plan covering substantially all employees. The Company also has a defined benefit retirement plan covering certain executives. Total expense under all plans for the years ended July 31, 1999, 1998, and 1997 totaled $3,035,000, $2,637,000, and $1,994,000 respectively.


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

At July 31, 1999, the subsidiary had net capital of $160,931,000 which was 29% of its aggregate debit balances and $149,903,000 in excess of the 2% net capital requirement. At July 31, 1998, the subsidiary had net capital of $151,648,000, which was 35% of its aggregate debit balances and $142,996,520 in excess of the 2% net capital requirement.

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

As a securities broker/dealer, a substantial portion of the Company's transactions are collateralized. The Company's exposure to credit risk associated with nonperformance in fulfilling contractual obligations pursuant to securities transactions can be directly impacted by volatile trading markets which may impair the customer's or contra party's ability to satisfy their obligations to the Company. Where considered necessary, the Company requires a deposit of additional collateral, or a reduction of securities positions. If another party to the transaction fails to perform as agreed (such as failure to deliver a security or failure to pay for a security), the Company may incur a loss if the market value of the security is different from the contract amount of the transaction.

In the normal course of business, the Company enters into underwriting and forward and future commitments. At July 31, 1999, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $39 and $159 million, respectively. At July 31, 1998, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $85 million and $22 million, respectively.
The Company typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments are not expected to have a material effect on the Company's consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The Company's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

The Company will occasionally hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which the Company includes in securities sold, not yet purchased at market value. At July 31, 1999, the Company had outstanding futures contracts, with a contract amount and market value of $2 million. At July 31, 1998, the Company did not have any open futures contracts. The contract amounts do not necessarily represent future cash requirements. The average fair value of futures contracts held during 1999 and 1998 was $5 million and $8 million, respectively.

While the Company regularly participates in the trading of some derivative securities for its customers, this trading is not a significant portion of the Company's business. The Company does not participate in the trading of derivative securities which have off-balance sheet risk.

NOTE 12-BUSINESS SEGMENT INFORMATION

The company provides financial services through five business segments:
Investment Advisory; Private Client; Equity Capital Markets; Fixed Income Capital Markets and Other. Segment results include all direct revenues and expenses of the operating units in each segment and allocations of indirect expenses based on specific methodologies.

Investment Advisory provides investment advisory services to Company-sponsored mutual funds and asset management for institutional and individual clients.

Private Client distributes a wide range of financial product through its branch distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds and annuities. Net interest income from customers' margin loan and credit account balances is included in this segment.

Equity Capital Markets consists of the Company's equity institutional sales and trading, syndicate, corporate and finance activities. Sales credits associated with underwritten offerings are reported in Private Client when sold through retail distribution channels and in Capital Markets when sold through institutional distribution channels.

Fixed Income Capital Markets consists of the Company's fixed income institutional sales and trading, syndicate, and public finance activities.

Other businesses are principally the Company's Athletic Resource
Management business and unallocated corporate revenues and expenses.

Business segment financial results are as follows:

Revenues:                            1999             1998             1997

Private Client                     $187,864         $187,792         $181,301
Fixed Income Capital Markets        168,829          135,992           83,705
Equity Capital Markets               47,466           55,181           50,694
Investment Advisory                  28,291           20,541            8,786
Other                                 6,161            7,588            4,048
                                   $438,611         $407,094         $328,534

Income before income taxes:

Private Client                     $ 31,095         $ 39,794         $ 26,890
Fixed Income Capital Markets         33,897           22,554           15,853
Equity Capital Markets                7,843           14,614           12,526
Investment Advisory                     587             (155)            (375)
Other                                   691              379              384
                                   $ 74,113         $ 77,186         $ 55,278



Segment data includes charges allocating corporate overhead to each segment. Intersegment revenues and charges are eliminated between segments. The Company evaluates the performance of its segments and allocates resources to them based on return on investment.

The Company has not disclosed asset information by segment as the information is not produced internally. All long-lived assets are located in the U.S.

The Company's business is predominantly in the U.S., with less then 1% of revenues and net income from international operations.

NOTE 13-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                (In thousands, except per share amounts)

                                             Quarter Ended

                             October 31   January 31    April 30    July 31

1999:
  Revenues                   $ 96,416     $107,166    $114,528     $120,500
  Expenses                     80,370       87,928      94,828      101,371
  Income before income taxes   16,046       19,238      19,700       19,129
  Net income                    9,746       11,738      12,200       12,129
  Net income per share:
    Basic                        0.30         0.36        0.38         0.38
    Diluted                      0.30         0.36        0.37         0.38
  Dividends per share            0.07         0.07        0.07         0.07
  Stock price range:
   High                         25.28        19.26       18.24        18.94
   Low                          15.00        16.86       16.00        16.43


1998:
  Revenues                   $101,197     $ 96,572     $103,546    $105,779
  Expenses                     80,509       78,570       84,275      86,554
  Income before income taxes   20,688       18,002       19,271      19,225
  Net income                   12,788       11,402       12,271      11,725
  Net income per share:
    Basic                        0.40         0.35         0.37        0.35
    Diluted                      0.40         0.35         0.37        0.35
  Dividends per share            0.06         0.06         0.06        0.06
  Stock price range:
   High                         21.38        25.63        24.13       28.44
   Low                          13.83        15.88        21.06       22.00



Report of Independent Auditors



Board of Directors
Morgan Keegan, Inc.

  We have audited the accompanying consolidated statements of financial condition of Morgan Keegan, Inc. and subsidiaries as of July 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Morgan Keegan, Inc. and subsidiaries at July 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.



                                                    /s/ Ernst & Young LLP



Memphis, Tennessee
September 17, 1999

                                      47