Form 10-Q
period 1999-10-31
MORGAN KEEGAN INC
filed 1999-12-14
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED OCTOBER 31, 1999
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



                APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

          Class                     Outstanding at October 31, 1999
  Common Stock $.625 par value                29,361,803

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

  Consolidated Statements
    of Financial Condition. . . . . . . . October 31, 1999 and July 31, 1999

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months ended
                                          October 31, 1999 and 1998

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Three months ended
                                          October 31, 1999 and 1998

  Notes to Consolidated
    Financial Statements. . . . . . . . . October 31, 1999

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  FINANCIAL INFORMATION

Item 1.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries

                                                October 31        July 31
                                                   1999            1999
                                                (unaudited)
                                                     (in thousands)
ASSETS
  Cash                                        $  18,996        $   16,102
  Securities segregated for regulatory
    purposes, at market                         202,700           246,000
  Deposits with clearing organizations
    and others                                    9,792             9,792
  Receivable from brokers and dealers and
    clearing organizations                       23,939            12,781
  Receivable from customers                     621,969           557,678
  Securities purchased under agreements
    to resell                                   215,850           184,852
  Securities owned, at market                   417,563           480,662
  Memberships in exchanges, at cost
    (market value-$6,153,000 at 10-31-99;
     $6,456,000 at 7-31-99)                       2,428             2,428
  Furniture, equipment and leasehold
    improvements, at cost (less allowances for
    depreciation and amortization $26,619,000
    at 10-31-99; $27,402,000 at 7-31-99)         26,371            26,167
  Other assets                                   60,460            61,903

                                             $1,600,068        $1,598,365

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                      $  170,300        $  115,100
  Commercial paper                               55,278            65,111
  Payable to brokers and dealers and
    clearing organizations                       43,414             7,959
  Payable to customers                          723,193           733,725
  Customer drafts payable                        15,774            16,076
  Securities sold under agreements to
    repurchase                                  192,336           239,019
  Securities sold, not yet purchased,
    at market                                    88,993            58,755
  Other liabilities                              68,121            83,558
                                              1,357,409         1,319,303
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares; 29,361,803
  shares issued and outstanding
  at 10-31-99; 31,859,258 at 7-31-99             18,339            19,911
  Retained earnings                             224,320           259,151
                                                242,659           279,062

                                             $1,600,068        $1,598,365

[FN]

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


                                                  Three Months Ended
                                                       October 31

                                                 1999           1998
                                                (in thousands, except
                                                  per share amounts)

REVENUES
  Commissions                                  $ 27,279       $ 26,910
  Principal transactions                         30,623         33,411
  Investment banking                             11,884          9,964
  Interest                                       22,345         18,149
  Investment management fees                      7,903          5,243
  Other                                           3,001          2,739
          TOTAL                                 103,035         96,416

EXPENSES
  Compensation                                   53,125         49,377
  Floor brokerage and clearance                   1,770          1,675
  Communications                                  6,559          5,429
  Travel and promotional                          3,950          3,621
  Occupancy and equipment costs                   5,862          5,110
  Interest                                       15,204         10,792
  Taxes, other than income taxes                  2,267          1,984
  Other operating expenses                        2,433          2,382
                                                 91,170         80,370


INCOME BEFORE INCOME TAXES                       11,865         16,046
INCOME TAX EXPENSE                                4,400          6,300

NET INCOME                                     $  7,465       $  9,746

NET INCOME PER SHARE:
  Basic                                        $   0.25       $   0.30
  Diluted                                      $   0.24       $   0.30

DIVIDENDS PER SHARE                            $   0.08       $   0.07

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
      Basic                                      30,402         32,639
      Diluted                                    30,505         32,754


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                                                        Three Months Ended
                                                            October 31
                                                        1999          1998
                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $  7,465        $ 9,746
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                       2,699          2,359
    Deferred income taxes                                (400)           600
    Amortization of gain on sale of building
      and related assets                                 (345)          (345)
    Amortization of restricted stock                    1,200          1,050
                                                       10,619         13,410
 (Increase) decrease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                          (11,158)        12,031
    Deposits with clearing organizations and others       -                7
    Receivable from customers                         (64,291)        24,736
    Securities segregated for regulatory purposes      43,300         12,400
    Securities owned                                   63,099        (23,230)
    Other assets                                        1,843           (474)
  Increase (decrease) in operating liabilities:
    Payable to brokers and dealers and clearing
      organizations                                    35,455          3,589
    Payable to customers                              (10,532)       (16,539)
    Customer drafts payable                              (302)        (4,050)
    Securities sold, not yet purchased                 30,238       (103,172)
    Other liabilities                                 (15,092)       (15,936)
                                                       72,560       (110,638)
  Cash provided by (used for) operating activities     83,179        (97,228)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                     (9,833)         9,517
  Issuance of Common Stock                                 82             12
  Retirement of Common Stock                          (42,751)        (8,929)
  Dividends paid                                       (2,399)        (2,280)
  Short-term borrowings                                55,200         41,200
  Securities purchased under agreements to resell     (30,998)       105,491
  Securities sold under agreements to repurchase      (46,683)       (48,360)
    Cash (used for)provided by financing activities   (77,382)        96,651

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                             (2,903)        (2,616)
  Cash used for investing activities                   (2,903)        (2,616)
      Increase (decrease) in Cash                       2,894         (3,193)
Cash at Beginning of Period                            16,102         22,172
Cash at End of Period                                $ 18,996       $ 18,979


[FN]
Income tax payments were approximately $562,000 and $551,000 for the three month period ending October 31, 1999, and 1998, respectively. Interest payments were approximately $14,953,000 and $11,612,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

October 31, 1999

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 1999, are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1999.

NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At October 31, 1999, M.K. & Co. had net capital of $137,013,628 which was 22% of its aggregate debit balances and $124,454,522 in excess of the 2% net capital requirement.

NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE D - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended
                                            October 31
                                       1999             1998
                                       (in thousands, except
                                         per share amounts)

Numerator

  Net Income                         $ 7,465         $ 9,746

Denominator

  Denominator for basic
   earnings per share -
   weighted average
   shares                             30,402          32,639


  Effect of dilutive
   securities - stock
   options                               103             115

  Denominator for diluted
   earnings per share -
   adjusted weighted
   average shares and
   assumed conversions                30,505          32,754

  Basic earnings per share           $  0.25         $  0.30
  Diluted earnings per share         $  0.24         $  0.30



NOTE E - OTHER ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued in June 1998 its new standard on derivatives - Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The new Statement resolves the inconsistencies that existed with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported. The Statement is effective for fiscal years beginning after June 15, 2000. The Registrant has not yet determined the effect, if any, Statement 133 will have on the earnings and financial condition of the Registrant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE F - Business Segment Information


The Registrant provides financial services through five business segments: Investment Advisory; Private Client; Equity Capital Markets; Fixed Income Capital Markets; and Other. Segment results include all direct revenues and expenses of the operating units in each segment and allocations of indirect expenses based on specific methodologies.

Investment Advisory provides investment advisory services to Company-sponsored mutual funds and asset management for institutional and individual clients.
 Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed income securities, proprietary and non-affiliated mutual funds and annuities. Net interest income for customers' margin loan and credit account balances is included in this segment.
 Equity Capital Markets consists of the Registrant's equity institutional sales and trading, syndicate, and corporate finance activities. Sales credits associated with underwritten offerings are reported in the Private Client segment when sold through retail distribution channels and in the Equity Capital Markets segment when sold through institutional distribution channels.
 Fixed Income Capital markets consists of the Registrant's fixed income institutional sales and trading, syndicate, and public finance activities.
 Other businesses are principally the Registrant's Athletic Resource Management business and unallocated corporate revenues and expenses.

Business segment financial results for the periods ending
October 31, 1999 and 1998 are as follows:


                                         October 31    October 31
                                            1999          1998

Revenues:
  Private Client                         $ 47,420       $ 40,940
  Fixed Income Capital Markets             33,891         37,873
  Equity Capital Markets                   12,572         10,725
  Investment Advisory                       7,917          5,444
  Other                                     1,235          1,434
   Total                                 $103,035       $ 96,416


Income before income taxes:
  Private Client                         $  5,154       $  7,218
  Fixed Income Capital Markets              4,649          6,531
  Equity Capital Markets                    1,263          1,422
  Investment Advisory                         612            564
  Other                                       187            311
   Total                                 $ 11,865       $ 16,046


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE F - Business Segment Information (continued)


Segment data includes charges allocated to each segment.
Intersegment revenues and charges are eliminated between segments. The Registrant evaluates the performance of its segments and allocates resources to them based on return on investment.

The Registrant has not disclosed asset information by segment as the information is not produced internally. All long-lived assets are located in the U.S.

The Registrant's business is predominantly in the U.S., with less than 1% of revenues and net income from international operations.

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

Results of Operations

The Registrant's revenues increased to $103,035,000 for the three months ended October 31, 1999, an increase of $6,619,000 (7%) over the three months ended October 31, 1998 when revenues totaled $96,416,000. The largest components of this increase included a 51% increase in investment management fees and a 19% increase in investment banking fees. Compared to the prior year's stunted equity market activity, investor sentiment has shown increased interest in equity products. These increases were offset by an 8% decrease in principal transactions of fixed income securities.

Operating expenses totaled $91,170,000 for the quarter ended October 31, 1999 versus $80,370,000 for the same period of the previous year. Employee compensation increased 8% and communications expenses increased 21%. The increases were the result of opening 5 new offices and continued efforts in upgrading the branch network technology.

Net income for the quarter ended October 31, 1999 was $7,465,000, or $0.25 per share, versus $9,746,000, or $0.30 per share, for the same period in the previous year.

Year 2000 Processing Issue

The Year 2000 issue affects the ability of computer systems to correctly process dates after December 31, 1999. The Registrant has completed the inventory and assessment phases of its Year 2000 project plan through an evaluation of its internal and third party software, as well as its service providers' computer systems, to determine their ability to accurately process in the next millennium. The Registrant has also assessed the Year 2000 status of its non-information technology systems and equipment which may contain embedded hardware or software.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Year 2000 Processing Issue (continued)


Having identified and assessed those computer systems, processes and equipment that require modification, the Registrant has substantially completed the remediation and testing phases of its project plan. The Registrant has completed the remediation and testing of its critical internal applications systems. In addition to internal testing, the Registrant actively participated in testing among securities brokerage firms, securities exchanges, clearing organizations, and other vendors.

The Registrant is also continuing to communicate with its remaining vendors and other third parties, including its landlords and utility supplies, to determine the likely extent to which the Registrant may be affected by third parties' Year 2000 plans and target dates.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. While the Registrant does not have a current expectation of any material loss as a result of the Year 2000 issue, there can be no assurance that the Registrant's internal systems or the systems of third parties on which the Registrant relies will be remediated on a timely basis, or that a failure to remediate by another party, or a remediation or conversion that is incompatible with the Registrant's systems, would not have a material adverse effect on the Registrant. The Registrant has developed contingency plans in the event that third parties fail to achieve their Year 2000 plans and target dates. However, there can be no assurance that any such contingency plans will fully mitigate the effects of any such failure.

Based on information currently available, including information provided by third party vendors, the Registrant expects its aggregate expenditures for its Year 2000 project plan to be approximately $1.750 million, of which an estimated $1.6 million has been incurred as of October 31, 1999. A significant portion of these costs will not be incremental costs to the Registrant, but rather will represent the redeployment of existing information technology and operations resources, primarily to test the remediation efforts of the Registrant's third party vendors. The Registrant expects to fund all Year 2000 related costs through operating cash flows and a reallocation of the Registrant's overall information technology spending.
In accordance with generally accepted accounting principles, Year 2000 expenditures are expensed as incurred. The costs of the Registrant's Year 2000 project and the dates on which the Registrant plans to complete the Year 2000 modifications are based on management's best current estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party compliance plans and other factors. However, there can be no assurance that these estimates will prove correct and actual results could differ materially from those plans.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 95% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables.
For the three months ended October 31, 1999, cash flows provided by operating activities were $83,179,000 primarily due to the lower amount of securities owned at October 31, 1999.

Cash flows used for financing activities were $77,382,000
for the quarter ended October 31, 1999 compared to $96,651,000 cash provided by financing activities for the same period of the previous year. A significant factor in this use related to the Registrant repurchasing approximately 2.5 million shares of its outstanding common stock for $42,751,000 during the quarter.

Cash flows used for investing activities during the quarter ended October 31, 1999 was $2,903,000 versus $2,616,000 for the quarter ended October 31, 1998. This investing activity is the result of the Registrant's broker/dealer subsidiary opening 2 new offices during the quarter and the continued efforts of upgrading and maintaining the computer network.

At October 31, 1999, the Registrant's broker/dealer subsidiary, which is regulated under the SEC's uniform net capital rule, had net capital of $137,013,628, which was $124,454,522 in excess of the 2% net capital requirement. During the quarter the Registrant declared and paid cash dividends of $0.08 per share on the shares outstanding.

In November 1993 the Board of Directors authorized a stock repurchase program. During the quarter ended October 31, 1999, the Registrant repurchased approximately 2.5 million shares, or 9% of its outstanding common stock. At October
31, 1999, a balance of approximately 300,000 shares remains to be repurchased under the existing authorization.


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

Part I.  FINANCIAL INFORMATION

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MORGAN KEEGAN, INC. and Subsidiaries


Interest Rate Sensitivity

No significant changes have occurred since July 31, 1999 in the Registrant's exposure to market risk. See
Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations.

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


Date:       December 14, 1999

??