Form 10-Q
period 2000-01-31
MORGAN KEEGAN INC
filed 2000-03-14
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED JANUARY 31, 2000
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



                APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

          Class                     Outstanding at January 31, 2000
  Common Stock $.625 par value                 29,054,868

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

  Consolidated Statements
    of Financial Condition. . . . . . . . January 31, 2000 and July 31, 1999

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months and six months ended
                                          January 31, 2000 and 1999

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Six months ended
                                          January 31, 2000 and 1999

  Notes to Consolidated
    Financial Statements. . . . . . . . . January 31, 2000

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  FINANCIAL INFORMATION

Item 1.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries

                                                January 31        July 31
                                                   2000            1999
                                                (unaudited)
                                                      (in thousands)

ASSETS
  Cash                                        $  23,812        $   16,102
  Securities segregated for regulatory
    purposes, at market                         256,500           246,000
  Deposits with clearing organizations
    and others                                   11,682             9,792
  Receivable from brokers and dealers and
    clearing organizations                       73,395            12,781
  Receivable from customers                     661,101           557,678
  Securities purchased under agreements
    to resell                                   325,915           184,852
  Securities owned, at market                   490,165           480,662
  Memberships in exchanges, at cost
    (market value-$6,138,000 at 1-31-00;
     $6,456,000 at 7-31-99)                       2,428             2,428
  Furniture, equipment and leasehold
    improvements, at cost (less allowances for
    depreciation and amortization $27,809,000
    at 1-31-00; $27,402,000 at 7-31-99)          26,222            26,167
  Other assets                                   65,907            61,903

                                             $1,937,127        $1,598,365

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                      $  254,500        $  115,100
  Commercial paper                               32,926            65,111
  Payable to brokers and dealers and
    clearing organizations                       66,045             7,959
  Payable to customers                          891,336           733,725
  Customer drafts payable                        18,813            16,076
  Securities sold under agreements to
    repurchase                                  165,220           239,019
  Securities sold, not yet purchased,
    at market                                   178,644            58,755
  Other liabilities                              86,162            83,558
                                              1,693,646         1,319,303
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares; 29,054,868
  shares issued and outstanding
  at 1-31-00; 31,859,258 at 7-31-99              17,612            19,911
  Retained earnings                             225,869           259,151
                                                243,481           279,062

                                             $1,937,127        $1,598,365

[FN]
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                               Three Months Ended       Six Months Ended
                                   January 31              January 31
                                (in thousands, except per share amounts)

                                 2000      1999          2000      1999

REVENUES
  Commissions                 $ 39,854  $ 30,050      $ 67,133  $ 56,960
  Principal transactions        37,683    37,958        68,306    71,369
  Investment banking            12,166    11,065        24,050    21,029
  Interest                      24,295    18,948        46,639    37,098
  Investment management fees     8,689     6,235        16,593    11,478
  Other                          3,682     2,910         6,683     5,649
          TOTAL                126,369   107,166       229,404   203,583

EXPENSES
  Compensation                  63,923    55,553       117,048   104,930
  Floor brokerage and
     clearance                   1,626     1,434         3,396     3,109
  Communications                 5,914     5,359        12,472    10,788
  Travel and promotional         3,616     2,640         7,566     6,261
  Occupancy and equipment
     costs                       6,282     5,375        12,144    10,485
  Interest                      17,289    11,491        32,493    22,283
  Taxes, other than income
     taxes                       4,123     3,768         6,390     5,753
  Other operating expense        3,100     2,308         5,534     4,690
                               105,873    87,928       197,043   168,299

INCOME BEFORE INCOME TAXES      20,496    19,238        32,361    35,284
INCOME TAX EXPENSE               7,700     7,500        12,100    13,800

NET INCOME                    $ 12,796  $ 11,738      $ 20,261  $ 21,484

NET INCOME PER SHARE:
     Basic                    $   0.44  $   0.36      $   0.68  $   0.66
     Diluted                  $   0.44  $   0.36      $   0.68  $   0.66
DIVIDENDS PER SHARE           $   0.08  $   0.07      $   0.16  $   0.14


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
     Basic                      28,929    32,353        29,709    32,527
     Diluted                    28,978    32,464        29,764    32,636



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries


                                                         Six Months Ended
                                                            January 31
                                                       2000           1999
                                                         (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                        $  20,261      $  21,484
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                       5,421          4,849
    Deferred income taxes                                (600)           600
    Amortization of gain on sale of building
      and related assets                                 (690)          (690)
    Amortization of restricted stock                    2,400          2,100
                                                       26,792         28,343
 (Increase) decrease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                          (60,614)        (5,007)
    Deposits with clearing organizations and others    (1,890)            28
    Receivable from customers                        (103,423)       (27,295)
    Securities segregated for regulatory purposes     (10,500)       (35,300)
    Securities owned                                   (9,503)      (130,177)
    Other assets                                       (3,404)        (6,656)
  Increase (decrease) in operating liabilities:
    Payable to brokers and dealers and clearing
      organizations                                    58,086         35,882
    Payable to customers                              157,611         75,875
    Customer drafts payable                             2,737          2,884
    Securities sold, not yet purchased                119,889        (67,391)
    Other liabilities                                   5,294        (12,568)
                                                      154,283       (169,725)
  Cash provided by (used for)
    operating activities                              181,075       (141,382)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                    (32,185)        19,041
  Issuance of Common Stock                              5,361          4,761
  Retirement of Common Stock                          (60,896)       (12,308)
  Dividends paid                                       (4,707)        (4,528)
  Short-term borrowings                               139,400         72,500
  Securities purchased under agreements to resell    (141,063)        52,199
  Securities sold under agreements to repurchase      (73,799)         9,027
    Cash (used for) provided by financing activities (167,889)       140,692

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                             (5,476)        (4,957)
    Cash used for investing activities                 (5,476)        (4,957)
      Increase (decrease) in Cash                       7,710         (5,647)
Cash at Beginning of Period                            16,102         22,172
Cash at End of Period                                $ 23,812       $ 16,525

[FN]
Income tax payments were approximately $4,470,000 and $12,172,000 for the six month periods ending January 31, 2000, and 1999, respectively. Interest payments were approximately $29,462,000 and $22,883,000 for the same periods, respectively.
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

January 31, 2000

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule
10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended January 31, 2000, are not necessarily indicative of the results that may be expected for the year ending July 31, 2000. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1999.

NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York
Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At January 31, 2000, M.K. & Co. had net capital of $104,385,078 which was 15% of its aggregate debit balances and $90,886,043 in excess of the 2% net capital requirement.

NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE D - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                               Three Months Ended         Six Months Ended
                                   January 31               January 31
                                2000        1999         2000        1999

Numerator

  Net Income               $12,795,965 $11,738,103  $20,261,235 $21,484,341

Denominator

  Denominator for basic
   earnings per share -
   weighted average shares  28,929,278  32,352,961   29,709,254  32,527,308


  Effect of dilutive
   securities - stock
   options                      48,740     110,662       54,685     108,596

  Denominator for diluted
   earnings per share -
   adjusted weighted
   average shares and
   assumed conversations    28,978,018  32,463,623    29,763,939  32,635,904

  Basic earnings per share $      0.44 $      0.36   $      0.68 $      0.66
  Diluted earnings per
   share                   $      0.44 $      0.36   $      0.68 $      0.66




NOTE E - OTHER ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued in June
1998 its new standard on derivatives - Statement No.
133, "Accounting for Derivative Instruments and
Hedging Activities" (Statement 133).  The new
Statement resolves the inconsistencies that existed with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported. The Statement is effective for years beginning after June 15, 2000. The Registrant has not yet determined the effect, if any, Statement 133 will have on the earnings and financial condition of the Registrant.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE F - Business Segment Information (continued)


Business segment financial results for the periods ending
January 31, 2000 and 1999 are as follows:

                                Three Months Ended    Six Months Ended
                                    January 31           January 31
                                  2000      1999        2000      1999

Revenues:
  Private Client                $ 64,202   $ 52,798    $111,622  $ 93,738
  Fixed Income Capital Markets    39,073     36,703      72,964    74,576
  Equity Capital Markets          12,626      9,854      25,198    20,579
  Investment Advisory              8,061      6,274      15,978    11,718
  Other                            2,407      1,537       3,642     2,972
   Total                        $126,369   $107,166    $229,404  $203,583


Income before income taxes:
  Private Client                $ 10,901   $ 11,155    $ 16,055  $ 18,373
  Fixed Income Capital Markets     3,930      4,910       8,579    11,441
  Equity Capital Markets           3,621      1,887       4,884     3,309
  Investment Advisory              1,531      1,044       2,143     1,608
  Other                              531        242         700       553
   Total                        $ 20,496   $ 19,238    $ 32,361  $ 35,284



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

Part I.  FINANCIAL INFORMATION

Item 2.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Morgan Keegan, Inc. (The Registrant) operates a full service regional brokerage business through its principal subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.).
M.K. & Co. is involved in the highly competitive business of origination, underwriting, distribution, trading and brokerage of fixed income and equity securities and also provides investment advisory services. While M.K.
& Co. regularly participates in the trading of some derivative securities for its customers, this trading is not a major portion of M.K. & Co.'s business. M.K. & Co. typically does not underwrite high yield securities, and normally is not involved in bridge loan financings or any other ventures that management believes may not be appropriate for its strategic approach. Many highly olatile factors affect revenues, including general market conditions, interest rates, investor sentiment and world affairs, all of which are outside the Registrant's control. However, certain expenses are relatively fixed.
As a result, net earnings can vary significantly from quarter to quarter, regardless of management's efforts to enhance revenues and control costs.

Results of Operations

The Registrant recognized record-level revenues and net income for the quarter ended January 31, 2000.
Revenues totaled $126,369,000 for the quarter surpassing the previous record of $120,500,000 in the fourth quarter of fiscal 1999. The current quarter revenues exceeded revenues for the same period of the previous year by $19,203,000, or 18%, when revenues totaled $107,166,000. The largest components of this increase were in commission revenues that increased 33% and a 39% increase in investment management advisory fees. Margin interest income increased by 71%.
These increases are attributable to the increase in retail activity for the quarter.

Operating expenses were $105,873,000 for the quarter ended January 31, 2000 or 20% higher than the $87,928,000 recognized in the same period of the previous year.
The largest component of this increase was employee compensation that increased 15% to $63,923,000.
This increase is relative to the increase noted in revenues for the quarter.

Net income for the quarter was $12,796,000 versus the previous quarterly record set in January 1998 when net income was $12,788,000. Net income for the quarter ended January 31, 1999 was $11,738,000. Income per share was $0.44 which was 22% above January 31, 1999 quarter of $0.36.

Total revenue for the six-month period ended January
31, 2000 was $229,404,000 or 13% higher than the
same period in the previous fiscal year. The most significant increases relate to commissions on mutual funds and annuities that increased 38% and commissions on over-the-counter securities that increased 24%.
Interest income on customer margin balance increased
46% over the same period in the previous year.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Results of Operations (continued)

Operating expenses totaled $197,043,000 for the six months ended January 31, 2000 compared to $168,299,000 for the six months ended January 31, 1999. The largest component of this increase was for employee compensation expenses which increased 12%. Interest expense increased by 46% as interest rates have edged upward over the last year. Several new branch offices have begun operations during this fiscal year adding additional operating expenses.

Net income for the six months ended January 31, 2000 was $20,261,000 compared to $21,484,000 in the same six months of fiscal 1999. Earnings per share year-to-date for the current year were $0.68 versus $0.66 for the previous year, representing the benefits of the stock buy back.

Year 2000 Processing Issue

The Year 2000 issue affects the ability of computer systems to correctly process dates after December 31, 1999. All work regarding this issue has been completed by the Registrant and no operating problems related to the Year
2000 have been encountered by the Registrant or in its interaction with vendors and customers. The aggregate expenditures related to its Year 2000 project were approximately $1.750 million. A significant portion of these costs were not incremental costs to the Registrant, but rather will represent the redeployment of existing information technology and operations resources, primarily to test the remediation efforts of the Registrant's third party vendors. The Registrant funds all Year 2000 related costs through operating cash flows and a reallocation of the Registrant's overall information technology spending. In accordance with generally accepted accounting principles, Year 2000 expenditures were expensed as incurred.

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 95% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables.
For the six months ended January 31, 2000 cash flows provided by operating activities were $181,075,000 primarily due to a $119,889,000 increase in securities sold, not yet purchased.

Cash flows used for financing activities were $167,889,000 for the six months ended January 31, 2000 compared to cash flows provided by operating activities of $140,692,000 for the six months ended January 31, 1999. The largest components of this change include a $141,063,000 increase in reverse repurchase agreements and a $73,799,000 decrease in repurchase agreements as compared to the six-month period in fiscal 1999.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Liquidity and Capital Resources (continued)


Cash flows used for investing activities during the six months ended January 31, 2000 were $5,476,000 compared to $4,957,000. This investing activity is the result of continued efforts to upgrade and maintain the Registrant's broker/dealer subsidiary's branch network.

The Registrant continued its stock buy back program with the shares purchased during the current fiscal year being more than 3.6 million and the total cost being $60,896,000. Management contemplates continuing to buy back shares but at a slower pace over the remainder of the fiscal year.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 23, 1999, at the Registrant's annual meeting of its shareholders, 80% of the 29,669,553 shares outstanding at October 1, 1999 were represented by proxy. A quorum was declared present for the conduct of business and the following proposals were voted on:

         Proposal 1: Election of the directors from the following nominees to serve the registrant for the ensuing year:

              Kenneth F. Clark, Jr.     Donald Ratajczak
              G. Douglas Edwards        Robert M. Solmson
              James E. Harwood          John W. Stokes, Jr.
              Allen B. Morgan, Jr.      Joseph C. Weller
              Harry J. Phillips, Sr.    Spence L. Wilson

         Results of vote: 99.7% of the votes cast were in favor of this proposal.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         a.  Exhibits

             Exhibit 27 - Financial Data Schedule

         b.  Reports on Form 8-K

             No reports were filed during the quarter on Form 8-K.

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

Date:       March 13, 2000

??