Form 10-Q
period 2000-04-30
MORGAN KEEGAN INC
filed 2000-06-13
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED APRIL 30, 2000
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



                APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

          Class                     Outstanding at April 30, 2000
  Common Stock $.625 par value                28,562,566

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

  Consolidated Statements
    of Financial Condition. . . . . . . . April 30, 2000 and July 31, 1999

  Consolidated Statements
    of Income . . . . . . . . . . . . . . Three months and Nine months ended
                                          April 30, 2000 and 1999

  Consolidated Statements
    of Cash Flows . . . . . . . . . . . . Nine months ended
                                          April 30, 2000 and 1999

  Notes to Consolidated
    Financial Statements. . . . . . . . . April 30, 2000

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  FINANCIAL INFORMATION

Item 1.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries


                                                 April 30      July 31
                                                   2000          1999
                                                (unaudited)
                                                     (in thousands)
ASSETS
  Cash                                          $   23,459    $   16,102
  Securities segregated for regulatory
    purposes, at market                            186,200       246,000
  Deposits with clearing organizations
    and others                                       8,585         9,792
  Receivable from brokers and dealers and
    clearing organizations                          19,446        12,781
  Receivable from customers                        731,396       557,678
  Securities purchased under agreements
    to resell                                      256,312       184,852
  Securities owned, at market                      434,952       480,662
  Memberships in exchanges, at cost
    (market value-$5,615,000 at 4-30-00;
     $6,456,000 at 7-31-99)                          2,428         2,428
  Furniture, equipment and leasehold
    improvements, at cost (less allowances for
    depreciation and amortization $28,003,000
    at 4-30-00; $27,402,000 at 7-31-99)             25,908        26,167
  Other assets                                      70,546        61,903

                                                $1,759,232    $1,598,365

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                         $  197,300    $  115,100
  Commercial paper                                  41,666        65,111
  Payable to brokers and dealers and
    clearing organizations                          21,114         7,959
  Payable to customers                             847,865       733,725
  Customer drafts payable                           20,860        16,076
  Securities sold under agreements to
    repurchase                                     191,247       239,019
  Securities sold, not yet purchased,
    at market                                      105,349        58,755
  Other liabilities                                 83,543        83,558
                                                 1,508,944     1,319,303
Stockholders' equity
  Common Stock, par value $.625 per share:
  authorized 100,000,000 shares;
  shares issued and outstanding 28,562,566
  at 4-30-00; 31,859,258 at 7-31-99                 17,851        19,911
  Retained earnings                                232,437       259,151
                                                   250,288       279,062

                                                $1,759,232    $1,598,365

[FN]
See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


                               Three Months Ended       Nine Months Ended
                                   April 30                 April 30
                                (in thousands, except per share amounts)

                                 2000      1999          2000      1999

REVENUES
  Commissions                 $ 45,715  $ 32,739      $112,848  $ 89,699
  Principal transactions        39,184    41,007       107,490   112,376
  Investment banking            16,912     9,276        40,962    30,305
  Interest                      26,484    20,812        73,124    57,910
  Investment management fees    10,086     7,356        26,679    18,833
  Other                          3,427     3,338        10,109     8,987
          TOTAL                141,808   114,528       371,212   318,110
EXPENSES
  Compensation                  73,216    60,122       190,264   165,052
  Floor brokerage and
     clearance                   1,887     1,814         5,283     4,923
  Communications                 6,970     6,208        19,442    16,996
  Travel and promotional         3,123     2,802        10,689     9,062
  Occupancy and equipment
     costs                       5,882     5,327        18,026    15,811
  Interest                      19,157    13,896        51,650    36,179
  Taxes, other than income
     taxes                       3,544     2,774         9,933     8,527
  Other operating expense        3,938     1,885         9,472     6,576
                               117,717    94,828       314,759   263,126

INCOME BEFORE INCOME TAXES      24,091    19,700        56,453    54,984
INCOME TAX EXPENSE               9,200     7,500        21,300    21,300

NET INCOME                    $ 14,891  $ 12,200      $ 35,153  $ 33,684

NET INCOME PER SHARE:
     Basic                    $   0.52  $   0.38      $   1.19  $   1.04
     Diluted                  $   0.52  $   0.37      $   1.19  $   1.03
DIVIDENDS PER SHARE           $   0.08  $   0.07      $   0.24  $   0.21


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
     Basic                      28,760    32,497        29,454    32,484
     Diluted                    28,803    32,585        29,505    32,585


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
MORGAN KEEGAN, INC. and Subsidiaries

                                                         Nine Months Ended
                                                              April 30
                                                        2000           1999
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                          $  35,153    $  33,684
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                         7,638        7,220
    Deferred income taxes                                  (900)         850
    Amortization of gain on sale of building
      and related assets                                 (1,035)      (1,035)
    Amortization of restricted stock                      5,749        6,800
                                                         46,605       47,519
 (Increase) decrease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                             (6,665)     (27,176)
    Deposits with clearing organizations and others       1,207        1,207
    Receivable from customers                          (173,718)     (66,481)
    Securities segregated for regulatory purposes        59,800       14,600
    Securities owned                                     45,710     (240,253)
    Other assets                                         (7,743)      (6,086)
  Increase (decrease) in operating liabilities:
    Payable to brokers and dealers and clearing
      organizations                                      13,155       29,880
    Payable to customers                                114,140       50,199
    Customer drafts payable                               4,784        4,758
    Securities sold, not yet purchased                   46,594      (18,734)
    Other liabilities                                     1,020      (17,975)
                                                         98,284     (276,061)
  Cash provided by (used for)
    operating activities                                144,889     (228,542)

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                      (23,445)      20,386
  Issuance of Common Stock                                5,529        4,942
  Retirement of Common Stock                            (68,220)     (24,181)
  Dividends paid                                         (6,985)      (6,798)
  Short-term borrowings                                  82,200      230,000
  Securities purchased under agreements to resell       (71,460)       2,309
  Securities sold under agreements to repurchase        (47,772)       7,916
    Cash (used for) provided by financing activities   (130,153)     234,574

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                               (7,379)      (7,710)
    Cash used for investing activities                   (7,379)      (7,710)
      Increase (decrease) in Cash                         7,357       (1,678)
Cash at Beginning of Period                              16,102       22,172
Cash at End of Period                                  $ 23,459     $ 20,494


[FN]
Income tax payments were approximately $15,499,000 and $22,997,000 for the nine month periods ending April 30, 2000, and 1999, respectively. Interest payments were approximately $50,302,000 and $36,564,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

April 30, 2000

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended April 30, 2000, are not necessarily indicative of the results that may be expected for the year ending July 31, 2000.
For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 1999.

NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule.
The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At April 30, 2000, M.K. & Co. had net capital of $124,975,514 which was 17% of its aggregate debit balances and $110,312,042 in excess of the 2% net capital requirement.

NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE D - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                               Three Months Ended        Nine Months Ended
                                    April 30                 April 30
                                2000        1999         2000        1999

                                 (in thousands, except per share amounts)
Numerator

  Net Income                  $14,891     $12,200      $35,153     $33,684

Denominator

  Denominator for basic
   earnings per share -
   weighted average shares     28,760      32,497       29,454      32,484


  Effect of dilutive
   securities - stock
   options                         43          88           51         101

  Denominator for diluted
   earnings per share -
   adjusted weighted
   average shares and
   assumed conversations       28,803      32,585       29,505      32,585

  Basic earnings per share    $  0.52     $  0.38      $  1.19     $  1.04
  Diluted earnings per
   share                      $  0.52     $  0.37      $  1.19     $  1.03




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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE F - Business Segment Information (continued)


Business segment financial results for the periods ending
April 30, 2000 and 1999 are as follows:

                                Three Months Ended    Nine Months Ended
                                     April 30               April 30
                                  2000       1999        2000      1999

Revenues:
  Private Client                $ 67,010   $ 56,428    $178,632  $146,458
  Fixed Income Capital Markets    37,119     39,982     110,083   116,524
  Equity Capital Markets          21,993      9,263      47,191    29,842
  Investment Advisory              9,430      7,372      25,408    19,090
  Other                            6,256      1,483       9,898     6,196
   Total                        $141,808   $114,528    $371,212  $318,110


Income before income taxes:
  Private Client                $ 12,834   $ 11,178    $ 28,889  $ 29,551
  Fixed Income Capital Markets     4,591      5,312      13,170    16,753
  Equity Capital Markets           4,438      1,975       9,322     5,284
  Investment Advisory              1,821      1,070       3,964     2,678
  Other                              407        165       1,108       718
   Total                        $ 24,091   $ 19,700    $ 56,453  $ 54,984



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

Results of Operations

The Registrant recognized record-level revenues, net income and earnings per share for the quarter ended
April 30, 2000. Revenues totaled $141,808,000 for the quarter surpassing the previous record of $126,369,000 set in the second quarter of the current year. Current quarter revenues exceeded the same period of the previous year by $27,280,000, an increase of 24%, when revenues totaled $114,528,000. The largest components of this increase were in commission revenues (40% increase) and investment banking (82% increase). Commission revenues increased as a result of the increase in retail activity for the quarter and investment banking revenues increased primarily due to mergers and acquisitions fee based business.

Operating expenses were $117,717,000 for the quarter ended April 30, 2000 versus $94,828,000 for the quarter ended April 30, 1999. The largest component of this increase was employee compensation that increased 22% to $73,216,000. This increase is in direct proportion to the noted increase in revenues.

Net income for the quarter was $14,891,000 exceeding the Registrant's previous net income record set in the second quarter of fiscal 2000 when net income totaled $12,796,000.
Net income for the quarter ended April 30, 1999 totaled
$12,200,000. Income per share was $0.52 and $0.38 for the quarters ended April 30, 2000 and 1999, respectively.

Total revenue for the nine-months ended April 30, 2000 was $371,212,000, or 17% higher than the same period of the previous year, when revenues totaled $318,110,000. The largest components of this increase were commissions
(26% increase) and investment banking revenues (35% increase). Changes in investor sentiment throughout the year, as noted in the range of the Dow Jones Industrial Average (11,750 to 9,732), along with the Registrant's efforts to continue to grow its retail business segment, gave rise to the noted increase.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Results of Operations (continued)

Operating expenses totaled $314,759,000 for the nine-months ended April 30, 2000 compared to $263,126,000 for the nine-months ended April 30, 1999. The largest component of this increase was for employee compensation that increased 15% over the same period of the prior year.

Net income for the nine months ended April 30, 2000 totaled $35,153,000 versus $33,684,000 for the nine months ended April 30, 1999. Earnings per share total $1.19 and $1.04 year-to-date through April
30, 2000 and 1999, respectively.


Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 95% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables.
For the nine months ended April 30, 2000 cash flows provided by operating activities were $144,889,000 primarily due to a $114,140,000 increase in the balance payable to customers.

Cash flows used for financing activities were $130,153,000 for the nine months ended April 30, 2000 compared to cash flows provided by financing activities of $234,574,000 for the nine months ended April 30, 1999. The largest components of this change include a $71,460,000 increase in securities sold under agreement to resell and a $47,772,000 decrease in securities sold under agreements to repurchase compared to the balances at July 31, 1999.

Cash flows used for investing activities during the nine months ended April 30, 2000 were $7,379,000. This investing activity is a continuation of the Registrant's efforts to upgrade and maintain the broker/dealer subsidiary's branch network.

The Registrant continued its stock buy back program with the shares purchased during the current fiscal year totaling more than 4.1 million shares at a cost of $68,220,000. Management continued the stock buy back throughout the quarter at slower rate than was used in the first six months of the fiscal year when 3.6 million shares were purchased. Management expects to continue to repurchase the stock at the slower rate utilized during the third quarter whenever it is economically feasible to do so.

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


Date:       June 13, 2000

??