Form 10-K
period 2000-07-31
MORGAN KEEGAN INC
filed 2000-10-27
CIK 729600

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 2000
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

  At October 1, 2000, the Registrant had approximately 28,563,000 shares of Common Stock outstanding. The aggregate market value of Common Stock held by non-affiliates was approximately $499,853,000.

                DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

  Portions of the Registrant's Annual Report to Shareholders for the year ended July 31, 2000, which has been furnished to the Commission pursuant to Regulation 240.14a(3) (c), are incorporated by reference into Parts I and II of this Report on Form 10-K. Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 21, 2000, which will be filed with the Commission pursuant to Regulation 240.14a(6)(c) prior to October 23, 2000, are incorporated by reference into Part III and Part IV of this Report on Form 10-K.

                                 PART I

Item 1. BUSINESS

General

  Morgan Keegan, Inc. (Registrant) is a holding company whose principal subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is a regional securities broker/dealer serving retail customers in the southern United States and institutional clients throughout the United States and abroad. The Registrant has very few operations and substantially all of the Registrant's consolidated revenues are generated through the broker/dealer subsidiary.
  The Registrant has five reportable segments: Private Client, Fixed Income Capital Markets, Equity Capital Markets, Investment Advisory and Other. The Private Client segment provides investment services including stocks, bonds, options, mutual funds and annuities to retail customers through its branch network. Net interest income from customers' margin loan and credit account balances is included in this segment. The Fixed Income Capital Markets segment provides to its institutional clients: investment-related services involving corporate and tax-exempt bonds;
U.S. government, agency and guaranteed securities; research and capital raising services for governmental clients. The Equity Capital Markets segment provides to its institutional clients: investment-related services involving the distribution of stocks in the primary and secondary markets, research, economic and business analysis and capital raising services for corporate clients. The Investment Advisory segment provides investment advisory services to mutual funds and asset management to institutional and retail clients and regional mutual funds managed by Morgan Asset Management, Inc., a subsidiary of the Registrant. The Other segment includes unallocated revenues and expenses and asset management for athletes through the Registrant's subsidiary, Athletic Resource Management, Inc.
  The percentage (%) of total revenues derived from the business segments of the Registrant is as follows:

                                                Year Ended July 31
                                         2000         1999         1998

Private Client                             49%          43%          46%
Fixed Income Capital Markets               29           39           33
Equity Capital Markets                     12           11           14
Investment Advisory                         8            6            5
Other                                       2            1            2

Total                                     100%         100%         100%

  The broker/dealer subsidiary, M.K. & Co., is a three seat member of the New York Stock Exchange, Inc. ("NYSE"), owns seats on the American Stock Exchange, Inc. ("AMEX"); the New York Financial Futures Exchange, Inc. ("NYFE"); the Philadelphia Stock Exchange, Inc. ("PHLX"); the Chicago Board of Options Exchange, Inc. ("CBOE") and the Chicago Stock Exchange ("CSE"). Certain seats are leased to third parties under agreements which may be canceled by either party on 30 days' notice.
M.K. & Co. is a member of the National Association of Securities Dealers("NASD"), the Securities Industry Association, and the
Securities Investor Protection Corporation ("SIPC"). SIPC provides protection for customers up to $500,000 each, with a limitation of $100,000 for claims for cash balances.

  M.K. & Co. has forty-two offices in thirteen states. The following table reflects the number of account executives in each office as of July 31, 2000:


                          Account                                  Account
Office                   Executives      Office                   Executives

Birmingham, Alabama          37          Baton Rouge, Louisiana       15

Decatur, Alabama              9          Lafayette, Louisiana          9

Fairhope, Alabama             1          Mandeville, Louisiana         5

Huntsville, Alabama          12          New Orleans, Louisiana       24

Mobile, Alabama              11          Shreveport, Louisiana        17

Montgomery, Alabama          25          Boston, Massachusetts         3

Little Rock, Arkansas        38          Jackson, Mississippi         30

Rogers, Arkansas              6          New York, New York            5

Ft. Lauderdale, Florida       6          Charlotte, North Carolina    12

Palm Beach, Florida           8          Durham, North Carolina       10

Pensacola, Florida            8          Raleigh, North Carolina      11

Sarasota, Florida             9          Wilmington, North Carolina    8

Alpharetta, Georgia           1          Jackson, Tennessee            7

Athens, Georgia              12          Knoxville, Tennessee         18

Atlanta, Georgia             20          Memphis, Tennessee
                                                 Headquarters        122
Augusta, Georgia              3                  Surburban Offices    63

Columbus, Georgia             4          Nashville, Tennessee         32

LaGrange, Georgia             3          Austin, Texas                28

Bowling Green, Kentucky       8          Dallas, Texas                20

Covington, Kentucky           5          Houston, Texas
                                               Post Oak Location      36
Lexington, Kentucky          14                Memorial Location      15

Louisville, Kentucky         22          Richmond, Virginia            9

     TOTAL                                                           761

Revenues by Source

  The Registrant's operations consist of various financial services provided to its clients. The following table sets forth the Registrant's consolidated revenues consistent with industry practices for the periods:

                                         (Dollars in Thousands)
                                           Year Ended July 31

                                2000             1999             1998

                            Amount      %     Amount     %     Amount     %

REVENUES
  Commissions
    Listed securities      $ 37,696    7.63  $ 40,151   9.15   $41,558  10.21
    Over-the-counter
        securities           48,128    9.74    36,484   8.32    31,316   7.69
    Options                   7,802    1.58     6,584   1.50     6,413   1.58
    Other                    52,299   10.59    37,171   8.48    30,795   7.56
      TOTAL                 145,925   29.54   120,390  27.45   110,082  27.04

  Principal transactions
    Corporate securities     66,583   13.48    51,484  11.74    52,004  12.78
    Municipal securities     27,934    5.66    28,149   6.42    18,562   4.56
    U.S. Government
        obligations          45,935    9.30    64,055  14.60    51,224  12.58
     TOTAL                  140,452   28.43   143,688  32.76   121,790  29.92

  Investment banking
    Corporate securities     14,147    2.86    15,155   3.46    30,769   7.56
    Municipal securities      3,934    0.80     3,825   0.86     4,372   1.07
    Underwriting, management
        and other fees       36,411    7.37    33,406   7.62    32,622   8.01
      TOTAL                  54,492   11.03    52,386  11.94    67,763  16.64

  Interest
    Interest on margin
        balances             50,465   10.22    31,481   7.18    30,038   7.38
    Interest on securities
        owned                50,446   10.21    50,131  11.43    48,827  11.99
      TOTAL                 100,911   20.43    81,612  18.61    78,865  19.37

   Investment management
         fees                37,881    7.67    27,680   6.31    20,187   4.96
   Other income              14,300    2.90    12,855   2.93     8,407   2.07

       TOTAL REVENUES      $493,961  100.00  $438,611  100.0  $407,094  100.0

Because of the interdependence of various activities and departments of the Registrant's business, and the arbitrary assumptions involved in allocating overhead, including administrative, communications and securities processing expenses, it is not possible to state the percentage contribution to net income of each aspect of the Registrant's operations.

Commissions

  During the three years ended July 31, 2000, approximately 24% of the Registrant's total consolidated revenues were derived from institutional clients. M.K. & Co.'s institutional clients include mutual funds, commercial banks, thrift institutions, insurance companies, pension funds and private money managers. Most of these clients are located in the United States; however, some are located abroad, principally in the United Kingdom and Canada. In the fiscal year ended July 31, 2000, no single institutional client accounted for more than 2% of the Registrant's total revenues. M.K. & Co.'s institutional clients purchase or sell fixed income and equity securities primarily in large dollar amounts; transactions in these securities are usually executed for these clients on a principal basis. See PRINCIPAL TRANSACTIONS. M.K. & Co. also provides other services, including research, to its institutional clients.

  For the fiscal years ended July 31, 2000, 1999, and 1998, institutional revenues and percentages of total consolidated revenues were $95,607,000 (19%) $119,230,000 (27%), and $100,284,000
(25%), respectively.

  During each of the three years ended July 31, approximately 41% of the Registrant's total revenues were derived from transactions with retail (individual) customers. For the fiscal years ended July 31, 2000, 1999, and 1998, retail revenues and percentages of total consolidated revenues were $215,135,000 (44%), $171,164,000
(39%), and $166,313,000 (41%), respectively.

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

  Transactions in securities may be executed on either a cash or margin basis. As a service to its retail customers, M.K. & Co. provides margin accounts which allow the customer to pay less cash than the full cost of a security purchased, the balance of the purchase price being provided by M.K. & Co. as a loan secured by the securities purchased. The amount of the loan is subject to the margin requirements (Regulation T) of the Board of Governors of the Federal Reserve System, NYSE margin requirements, and M.K.
& Co. internal policies, which in some instances are more stringent than Regulation T or exchange requirements. In permitting customers to purchase securities on margin, M.K. & Co. bears the risk of a market decline which could reduce the value of its collateral below the customers' indebtedness. For the three years ended July 31, 2000, 1999, and 1998, interest charged on customer margin accounts as a percentage of total revenues was 10.22%, 7.18% and 7.38%, respectively.

Principal Transactions

  M.K. & Co. trades for its own account in corporate and tax-exempt securities and U.S. government, agency and guaranteed securities.
Most of these transactions are entered into in order to facilitate the execution of customers' orders to buy or sell these securities.
In addition, it trades certain equity securities in order to "make a market" in these securities. As of July 31, 2000, the Registrant made a market in common stock or other equity securities of approximately 190 corporations, many of which are stocks followed by its research department.
  M.K. & Co.'s trading activities require the commitment of capital.
All principal transactions place the Registrant's capital at risk. Profits and losses are dependent upon the skills of employees and market fluctuations. In some cases, in order to hedge the risks of carrying inventory, MK & Co. enters into a low level of activity involving U.S. Treasury note futures. The following table sets forth for the year ended July 31, 2000, the highest, lowest and average month-end inventories (including the aggregate of both long and short positions) for the types of securities in which M.K. & Co. acts as principal:

                                   Highest         Lowest         Average
                                  Inventory       Inventory      Inventory

Common stocks                  $  5,106,530    $  1,335,242   $  1,817,276

Corporate debt securities        53,679,248      14,232,594     32,027,437

Tax-exempt securities           184,096,625      85,181,325    136,949,573

U.S. government, agency,
 and guaranteed securities      194,561,371      20,767,869    115,377,826


The following table sets forth the composition of revenues from principal transactions:

                                          Year Ended July 31
                             2000               1999               1998

                          Amount    %        Amount    %        Amount    %

Common stocks         $ 51,057,305  36   $ 35,012,838  24   $ 42,397,557  35
Corporate debt
 securities             15,525,641  11     16,470,942  12      9,606,210   8

Tax-exempt securities   27,933,827  20     28,149,594  19     18,562,001  15
U.S. government,
 agency, and
 guaranteed
 securities             45,935,615  33     64,055,048  45     51,224,537  42

Total                 $140,452,388 100   $143,688,422 100   $121,790,305 100


  M.K. & Co. participates in competitive and negotiated underwritings used to distribute new issues of securities of the Federal Home Loan Bank, the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, the Federal Farm Credit Bank and the Student Loan Mortgage Association. The following table sets forth M.K. & Co.'s participation in competitive and negotiated underwritings of agency securities:

          Year Ended             Number of             Amount of
           July 31                 Issues            Participation

            2000                    517              $  10,614,740
            1999                    747                 26,546,000
            1998                    356                  8,047,990
            1997                    148                  7,472,000
            1996                     84                  4,368,000

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

                         CORPORATE                     TAX-EXEMPT

Year Ended        Number of     Amount of       Number of    Amount of
 July 31           Issues    Participation       Issues    Participation

  2000                71      $458,900,835          555    $2,846,329,000
  1999                71       303,037,708          576     5,491,552,000
  1998               187       708,299,008          564     3,924,190,000
  1997               181       545,853,372          362     1,818,060,000
  1996               246       744,497,589          322     1,449,875,000


  Participation in an underwriting syndicate or a selling group involves both economic and regulatory risks. A participant may incur losses if it is unable to resell the securities it has committed to purchase, or if it is forced to liquidate its commitment at less than the agreed purchase price. In addition, under federal securities laws, other statutes and court decisions, a participant may be subject to substantial liability for material misstatements or omissions in prospectuses and other communications with respect to such offerings. Further, underwriting commitments involve a charge against net capital and the ability to make underwriting commitments may be limited by the requirement that it must at all times be in compliance with the net capital rule. See Note 10 - Regulatory Requirements - on page 29 of the 2000 Annual Report to Shareholders.

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

  The following table sets forth high, low and average monthly purchase and sale transactions processed by M.K. & Co:

     Year Ended                      Number of Transactions
      July 31                  High           Low           Average

       2000                  145,311         81,020         105,759
       1999                  104,247         73,279          87,715
       1998                   95,579         67,491          78,251
       1997                   88,770         58,873          72,267
       1996                   77,289         47,209          61,618


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

Employees

  As of July 31, 2000, M.K. & Co. had 2,009 employees, 761 of whom were account executives, 908 of whom were engaged in other service areas, including trading, research and investment banking, and 340 of whom were employed in accounting, clearing, data processing, management and other activities.

  In large part, the Registrant's future success is dependent upon its subsidiary's continuing ability to hire, train and retain qualified account executives. During the fiscal year ended July 31, 2000, M.K.
& Co. hired 93 account executives for a net increase of 75 over the beginning of the fiscal year. M.K. & Co. trains new account executives who are required to take examinations given by the NYSE, the NASD and certain state securities regulators in order to be registered and qualified. M.K. & Co. also provides continuing training programs for account executives. Competition is intense among securities firms for account executives with good sales production records.

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

  One of the most important regulations with which the Registrant's broker/dealer subsidiary must continually comply is the "net capital rule" of the Securities and Exchange Commission and a similar rule of the New York Stock Exchange. These rules, under the alternative method, prohibit a broker/dealer from engaging in any securities transactions at a time when its net capital is less than 2% of aggregate debit balances arising from customer transactions; in addition, restrictions may be imposed on the operations of a broker/dealer if its net capital is less than 5% of aggregate debit items. At July 31, 2000, the Registrant's subsidiary's net capital was 21% of aggregate debit items. See Note 10 - Regulatory Requirements - page 29 of the 2000 Annual Report to Shareholders.

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

  In September, 1997, Morgan Properties, LLC entered into an agreement to sell the Registrant's corporate headquarters building for $36 million and lease-back a portion of it under a ten year lease agreement. The $13.8 million gain was deferred and will be taken into income over the 10-year life of the lease. A portion of the sale proceeds was used to pay off the mortgage note payable. All of the Registrant's offices are leased. See Note 4 - Leases - on page 26 of the 2000 Annual Report to Shareholders.

  In connection with the construction of an office building, Morgan Properties, LLC has guaranteed 50% of a construction loan, with a maximum borrowing limit of $19 million. The building, when completed, will be owned by a limited liability company which is 50% owned by Morgan
Properties, LLC and 50% owned by Boyle Investment Company, Inc.

Item 3.  LEGAL PROCEEDINGS

  The Registrant is named in and subject to various proceedings and claims incidental to its securities business. Subsequent to the issuance of its financial statements, the Registrant's broker/dealer subsidiary settled lawsuits resulting in a $1.9 million charge to pre-tax income for the first quarter of fiscal 2001. While the ultimate resolution of pending litigation and claims cannot be predicted with certainty, based upon the information currently known, management is of the opinion that the resolution of such litigation and claims will have no material adverse effect on the Registrant's results of operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to security holders during the fourth quarter of the fiscal year covered by this report.


                                  PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

  The information required by this item is incorporated herein by reference to Note 13 - Quarterly Results of Operations (Unaudited) - on page 30 of the 2000 Annual Report to Shareholders, a copy of which is enclosed.

Item 6.  SELECTED FINANCIAL DATA

  The information required by this item is incorporated herein by reference to the Ten Year Financial Summary on pages 16 and 17 and Additional Financial Information (Unaudited) on page 21 of the 2000 Annual Report to Shareholders, a copy of which is enclosed.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this item is incorporated herein by reference to pages 18-20 of the 2000 Annual Report to Shareholders, a copy of which is enclosed.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information required by this item is incorporated herein by reference to page 19 of the 2000 Annual Report to Shareholders, a copy of which is enclosed.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this item is incorporated herein by reference to pages 21 through 31 of the 2000 Annual Report to Shareholders, a copy of which is enclosed.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 23, 2000 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 21, 2000.

Item 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 23, 2000 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 21, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 23, 2000 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 21, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the Registrant's definitive Proxy Statement which was filed with the Commission pursuant to Regulation 240.14a(6)(c) on October 23, 2000 and will be used in connection with the solicitation of proxies to be voted at the Registrant's annual meeting of shareholders to be held November 21, 2000.

                                  PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Financial Statements, Financial Statement Schedules and Exhibits

(1) The following consolidated financial statements of the Registrant and its subsidiaries, included in the 2000 Annual Report to Shareholders are incorporated by reference in Item 8:

  Consolidated Statements of Financial Condition    July 31, 2000 and 1999
  Consolidated Statements of Income              Years ended July 31, 2000
                                                        1999, and 1998

  Consolidated Statements of Stockholders'       Years ended July 31, 2000
        Equity                                           1999, and 1998

  Consolidated Statements of Cash Flows          Years ended July 31, 2000
                                                         1999, and 1998

  Notes to Consolidated Financial Statements                 July 31, 2000


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

(3) The following exhibits are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

   Exhibit 3  - Articles of Incorporation filed as Exhibits
                B & C and Bylaws to Proxy Statement.

   Exhibit 13 - Annual Report to Shareholders*

   Exhibit 22 - List of Subsidiaries of Registrant*

   Exhibit 23 - Consent of Independent Auditors                Page 17

   Exhibit 27 - Financial Data Schedule                        Page 18


*Certain portions of the Annual Report to Shareholders are incorporated herein by reference: the Annual Report to Shareholders is not to be deemed filed as a part of this Annual Report on Form 10-K.

(b) No reports on Form 8-K were filed during the fourth quarter of the year ended July 31, 2000.

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

                                        Morgan Keegan, Inc.
                                           (Registrant)


                                  BY /s/Allen B. Morgan, Jr.

                                             Allen B. Morgan, Jr.
                                                 Chairman
Date:  October 27, 2000

  Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                       TITLE                        DATE

/s/Kenneth F. Clark, Jr.
Kenneth F. Clark, Jr.          Director                     October 27, 2000

/s/Willilam W. Deupree, Jr.
William W. Deupree, Jr.        Director                     October 27, 2000

/s/James E. Harwood, III
James E. Harwood, III          Director                     October 27, 2000

/s/Allen B. Morgan, Jr.
Allen B. Morgan, Jr.           Chairman and Director        October 27, 2000

/s/Harry J. Phillips
Harry J. Phillips              Director                     October 27, 2000

/s/Donald Ratajczak
Donald Ratajczak               Director                     October 27, 2000

/s/Robert M. Solmson
Robert M. Solmson              Director                     October 27, 2000

/s/John W. Stokes, Jr.
John W. Stokes, Jr.            Vice President and Director  October 27, 2000

/s/Joseph C. Weller
Joseph C. Weller               Secretary/Treasurer and      October 27, 2000
                               Director
/s/Spence L. Wilson
Spence L. Wilson               Director                     October 27, 2000

EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in this Annual Report (Form 10-K) of Morgan Keegan, Inc. of our report dated September 20, 2000, included in the 2000 Annual Report to Shareholders of Morgan Keegan, Inc.

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-16982) pertaining to the 1985 Restricted Stock and Stock Option Plan and in the Registration Statement
(Form S-8 No. 33-57373) pertaining to the 1994 Restricted Stock and Stock Option Plan and the 1989 Employee Stock Purchase Plan of Morgan Keegan, Inc. of our report dated September 20, 2000, with respect to the consolidated financial statements of Morgan Keegan, Inc. incorporated by reference in the Annual Report
(Form 10-K) for the year ended July 31, 2000.




                                         /s/ Ernst & Young LLP





Memphis, Tennessee
October 24, 2000
                                   17

EXHIBIT 27 - FINANCIAL DATA SCHEDULE

Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries
                                 (In thousands, except per share amounts)
Years ended July 31                       2000
Revenues
Commissions:
  Listed securities                    $   37,696
  Over-the-counter                         48,128
  Options                                   7,802
  Other                                    52,299
                                          145,925
Principal transactions:
  Corporate securities                     66,583
  Municipal securities                     27,934
  U.S. government securities               45,935
                                          140,452
Investment banking:
  Corporate securities                     14,147
  Municipal securities                      3,934
  Underwriting management and other fees   36,411
                                           54,492
Interest:
  Interest on margin balances              50,465
  Interest on securities owned             50,446
                                          100,911
Investment management fees                 37,881
Other                                      14,300
                                          493,961
Expenses
Compensation                              252,413
Floor brokerage and clearance               6,559
Communications                             26,678
Travel and promotional                     14,445
Occupancy and equipment costs              24,200
Interest                                   71,887
Taxes, other than income taxes             12,123
Other operating expenses                   13,766
                                          422,071
  Income before income taxes               71,890
  Income tax expense                       27,000
  Net income                           $   44,890
Net income per share:
  Basic                                $     1.54
  Diluted                              $     1.53
Book value                             $     9.06
Other Data (at year end):
Total assets                           $1,732,276
Stockholders' equity                   $  258,629
Common shares outstanding*                 28,549

[FN]
 *All per share data has been adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

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

[FN]
 *All per share data has been adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

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

[FN]
 *All per share data has been adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

<CAPTION
Ten Year Financial Summary
Morgan Keegan, Inc. and Subsidiaries
                                 (In thousands, except per share amounts)
Years ended July 31                       1993       1992       1991
Revenues
Commissions:
  Listed securities                    $ 20,457   $ 18,378   $ 13,143
  Over-the-counter                       10,159      9,041      5,347
  Options                                 1,927      2,089      2,134
  Other                                  11,196      7,632      4,824
                                         43,739     37,140     25,448
Principal transactions:
  Corporate securities                   34,404     28,161     16,554
  Municipal securities                   17,432     12,037     10,730
  U.S. government securities             51,297     48,588     30,279
                                        103,133     88,786     57,563
Investment banking:
  Corporate securities                   15,760     16,730      4,836
  Municipal securities                    3,947      3,960        376
  Underwriting management and other fees  9,571      9,862      5,436
                                         29,278     30,552     10,648
Interest:
  Interest on margin balances             7,047      5,941      4,867
  Interest on securities owned           12,627     12,709     12,490
                                         19,674     18,650     17,357
Investment management fees                5,413      4,627      3,086
Other                                     7,958      2,909      2,415
                                        209,195    182,664    116,517
Expenses
Compensation                            109,748     94,348     61,265
Floor brokerage and clearance             5,296      4,571      3,751
Communications                           12,012      9,791      8,764
Travel and promotional                    4,241      3,699      2,982
Occupancy and equipment costs             8,153      7,557      8,194
Interest                                 11,185     12,562     12,953
Taxes, other than income taxes            4,199      3,823      3,116
Other operating expenses                  4,659      4,122      3,288
                                        159,493    140,473    104,313
  Income before income taxes             49,702     42,191     12,204
  Income tax expense                     19,000     16,400      4,500
  Net income                           $ 30,702   $ 25,791   $  7,704
Net income per share:
  Basic                                $    .97   $    .83   $    .25
  Diluted                              $    .97   $    .83   $    .25
Book value                             $   3.31   $   2.45   $   1.67
Other Data (at year end):
Total assets                           $527,084   $434,448   $304,445
Stockholders' equity                   $106,335   $ 76,690   $ 50,837
Common shares outstanding*               32,112     31,340     30,504

[FN]
   *All per share data has been adjusted for a four-for-three stock split in September, 1991, a three-for-two stock split in March, 1992, a three-for-two stock split in June, 1993, a three-for-two stock split in June, 1995, and a three-for-two stock split in September, 1997.

General Corporate Description
Morgan Keegan, Inc. and its subsidiaries (the "Company") are principally engaged in the origination, underwriting, distribution, trading and brokerage of fixed income and equity securities and also providing investment advisory services. While the Company regularly participates in the trading of some derivative securities for its customers, this trading is not a major portion of the Company's business. The Company is not involved with high yield securities, bridge loan financing, or any other ventures that management feels may not be appropriate for the Company's strategy.
Many factors affect the Company's revenues including changes in economic conditions, investor sentiment, the level and volatility of interest rates, inflation, political events and competition.
As these factors are beyond the Company's control, and certain expenses are relatively fixed, earnings can significantly vary from year to year regardless of management's efforts to enhance revenue and control costs.

General Business Environment
The current year brought a certain amount of volatility to the equities markets as well as a gradual and consistent rise in interest rates. The Company continued its expansion in the Private Client Group, increasing revenues and net income. The Fixed Income Capital Markets segment had the second best year in their history, however they lagged substantially behind the previous record year. The Equity Capital
Markets segment rebounded from the softness in the prior year's markets to record a 29% increase.
Management continues to believe that the economic and business conditions in the South will provide excellent opportunities to continue to increase the number of registered representatives and add other professionals to support them.
In addition to competition from firms traditionally engaged in the financial services business, there has been increased competition in recent years from other sources, such as commercial banks, insurance companies, online service providers, sponsors of mutual funds and other companies offering financial services both in the U.S. and globally.
The financial services industry also has experienced consolidation and convergence in recent years as financial institutions involved in a broad range of financial services industries have merged. This convergence trend is expected to continue and could result in the Company's competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. In November 1999, the Gramm-Leach-Bliley Act was enacted, effectively repealing certain sections of the 1933 Glass-Steagall Act. Its passage allows commercial banks, securities firms and insurance firms to affiliate, which may accelerate consolidation and lead to increasing competition in markets which traditionally have been dominated by investment banks and retail securities firms.

Results of Operations
In spite of the volatile equities market and rising interest rates, the Company set an earnings per share record increasing 9% from $1.42 in fiscal 1999 to $1.54 for fiscal 2000 as aided by the stock buy back.
A much stronger performance from the Equity Capital Markets segment and continued retail expansion contributed to a $25,535,000 increase in commissions from fiscal 1999. Principal transactions declined 2% or $3,236,000 from the prior year which reflected the drop off from the Fixed Income Capital Markets segment record year in fiscal 1999. Investment banking revenues increased 4% to $54,492,000, representing continued efforts to increase mergers, acquisitions and other fees in the absence of a strong underwriting market.
Interest income increased $19,299,000 or 24% as retail margin accounts increased and interest expense edged upward. Interest expense increased an almost identical $19,284,000, meaning the Company maintained its spread on interest, in spite of the $68,642,000 which were used for the stock buy back program.

Investment management fees increased $10,201,000 or 37% in fiscal
2000 after a similar 37% increase in the prior year representing the Company's continued effort to increase its assets under management.
Revenues for fiscal 1999 of $438,611,000 exceeded fiscal 1998 by $31,517,000 or 8%. An outstanding year by the Fixed Income Capital Markets segment fueled an 18% increase in principal transactions of $21,898,000.
Operating expenses for fiscal 2000 increased $57,573,000 or 16%. Compensation, the largest component, increased $24,704,000 or 11% which is slightly less than the 13% increase in revenues. Other operating expense increased in proportion to the Company's efforts to continue to add registered financial advisers and open new branches. Other operating expenses increased 59% or $5,104,000 which was represented by a large increase in legal costs incurred as the Company further expands its retail business.
Operating expense for fiscal 1999 increased $34,590,000 or 10% from fiscal 1998 as operating expenses grew in proportion to the Company's expansion plans.
Net income of $44,890,000 for fiscal 2000 was slightly less than the previous years $45,813,000 as the Company continued to add new branches and support personnel. Net income for fiscal 1999 was $45,813,000 or $1.42 per share versus $1.47 per share in fiscal
1998.

Liquidity and Capital Resources
The Company's assets are primarily liquid, consisting mainly of cash and assets readily convertible into cash. These assets are financed primarily by customer credit balances, equity capital, commercial paper, bank lines of credit, and other payables.
During the current fiscal year, cash provided by operations was $253,298,000 which increased from the prior year by $355,878,000.
A decline in securities owned of $90,006,000 and an increase in payable to customers of $95,792,000 were the leading providers of cash. The largest uses of cash were $68,642,000 for the repurchase and retirement of common stock and $126,083,000 increase in securities purchased under agreements to resell.
The Company's broker-dealer subsidiary is subject to requirements of the Securities and Exchange Commission and the New York Stock Exchange relating to liquidity and capital standards. It has historically operated well in excess of the standards. At July 31, 2000, the net capital of the Company's broker-dealer subsidiary exceeded the SEC's minimum requirements by approximately $134,520,000. Continued expansion is not expected to have a significant adverse impact on liquidity or capital funds available from operations and lines of credit should provide sufficient sources to meet capital needs for the foreseeable future.
During the year, the Company continued its stock repurchase program purchasing 4,165,357 shares at a cost of $68,642,000. This followed fiscal 1999 purchases of 1,662,300 shares and fiscal 1998 purchases of 180,000 shares.

Risk Management
Certain of the Company's business activities expose it to market risk, including its securities inventory positions and securities held for investment. The Company's market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and equity prices or changes in credit ratings of issuers of debt securities.
Interest rate risk arises from the exposure of holding interest sensitive financial instruments such as government, corporate and municipal bonds and certain preferred equities. The Company manages its exposure to interest rate risk by setting and monitoring limits and, where feasible, hedging with offsetting positions in securities with similar interest rate risk characteristics. The Company's securities inventories are marked to market, accordingly there are no unrecorded gains or losses in value. While a significant portion of the Company's securities inventories have contractual maturities in excess of five years, these inventories, on average, turn over in excess of twelve times per year. Accordingly, the exposure to interest rate risk inherent in the Company's securities inventories is less than that of similar financial instruments held by firms in other industries. The Company's equity securities inventories are exposed to risk of loss in the event of unfavorable price movements. The Company's equity securities inventories are marked to market and there are no unrecorded gains or losses.
The Company is also subject to credit risk arising from non-performance by trading counterparties, customers, and issuers of debt securities owned. The Company manages this risk by imposing and monitoring position limits, monitoring trading counterparties, reviewing security concentrations, holding and marking to market collateral and conducting business through clearing organizations which guarantee performance. The Company regularly participates in the trading of some derivative securities for its customers; however, this activity does not involve the Company acquiring a position or commitment in these products and this trading is not a significant portion of the Company's business.
The Company does not participate in the trading of derivative securities which have off-balance sheet risk.
See interest rate sensitivity below.

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


(Dollars in thousands)                       Increase (Decrease)
                                      2000 vs 1999        1999 vs 1998

Revenues
  Commissions                      $ 25,535     21%    $ 10,308      9%
  Principal transactions             (3,236)    (2)%     21,898     18%
  Investment banking                  2,106      4%     (15,377)   (23)%
  Interest                           19,299     24%       2,747      3%
  Investment management fees         10,201     37%       7,493     37%
  Other                               1,445     11%       4,448     53%
                                   $ 55,350     13%    $ 31,517      8%


Expenses
  Compensation                     $ 24,704      11%   $ 22,880     11%
  Floor brokerage and clearance         (86)     (1)%       617     10%
  Communications                      3,014      13%        552      2%
  Travel and promotional              1,101       8%      2,732     26%
  Occupancy and equipment costs       2,767      13%      4,030     23%
  Interest                           19,284      37%      1,438      3%
  Taxes, other than income taxes      1,685      16%        550      6%
  Other operating expenses            5,104      59%      1,791     26%
                                    $57,573      16%   $ 34,590     10%


Interest Rate Sensitivity

                               Principal (Notional) Amount by Expected Maturity


                                      Fiscal       Interest       Fair Value
(Dollars in thousands)                 2001          Rate     at July 31, 2000

Assets
  U.S. government obligations       $ 257,096        5.7%           $257,096
  State and municipal obligations      89,460        4.7%             89,460
  Corporate bonds                      25,957        6.5%             25,957
  Securities purchased under
   agreements to resell               310,935        5.3%            310,935
  Margin debits                       691,218        9.0%            691,218

Liabilities
  Commercial paper                  $  70,741        6.0%           $ 70,741
  Short term borrowings               100,290        6.9%            100,290
  Securities sold under
   agreements to repurchase           207,488        5.8%            207,488
  Securities sold, not yet purchased
  U.S. government obligations         127,974        5.7%            127,974
  Corporate bonds                         378        6.5%                378
  Customer credits                    801,320        5.1%            801,320

                                      Fiscal       Interest       Fair Value
(Dollars in thousands)                 2000          Rate     at July 31, 1999

Assets
  U.S. government obligations       $310,133         5.1%           $310,133
  State and municipal obligations    112,043         4.4%            112,043
  Corporate bonds                     48,498         6.4%             48,498
  Securities purchased under
   agreements to resell              184,852         4.9%            184,852
  Margin debits                      533,763         8.3%            533,763

Liabilities
  Commercial paper                  $ 65,111         5.3%           $ 65,111
  Short term borrowings              115,100         6.0%            115,100
  Securities sold under
   agreements to repurchase          239,019         5.2%            239,019
  Securities sold, not yet purchased
   U.S. government obligations        53,234         5.1%             53,234
   Corporate bonds                     2,338         6.4%              2,338
  Customer credits                   621,122         4.6%            621,122


Additional Financial Information (Unaudited)
Morgan Keegan, Inc. and Subsidiaries

                                    (In thousands, except per share amounts)
Summary of Quarterly Results
                                  First      Second     Third      Fourth
                                  Quarter    Quarter    Quarter    Quarter

Fiscal 2000
  Revenues                       $103,035   $126,369   $141,808   $122,749
  Income before income taxes       11,865     20,496     24,092     15,437
  Net income                        7,465     12,796     14,892      9,737
  Net income per share-basic*        0.25       0.44       0.52       0.34

Fiscal 1999
  Revenues                       $ 96,416   $107,166   $114,528   $120,500
  Income before income taxes       16,046     19,238     19,700     19,129
  Net income                        9,746     11,738     12,200     12,129
  Net income per share-basic*        0.30       0.36       0.38       0.38

Fiscal 1998
  Revenues                       $101,198   $ 96,572   $103,546   $105,779
  Income before income taxes       20,688     18,002     19,272     19,225
  Net income                       12,788     11,402     12,272     11,725
  Net income per share-basic*        0.40       0.35       0.37       0.35

Fiscal 1997
  Revenues                        $74,415    $83,527    $77,283    $93,309
  Income before income taxes       11,749     14,674     10,910     17,945
  Net income                        7,349      9,274      6,910     10,845
  Net income per share-basic*        0.24       0.30       0.22       0.34

Fiscal 1996
  Revenues                        $68,940    $77,457    $79,297    $75,712
  Income before income taxes       14,230     14,917     14,076     11,944
  Net income                        8,830      9,217      8,576      7,244
  Net income per share-basic*        0.29       0.30       0.27       0.24

[FN]
   *After retroactive adjustment for all stock dividends and stock splits.


Statistical Comparison of Production

                2000           1999           1998           1997           1996

Total pro-
duction $310,742,625   $290,394,166   $266,597,243   $213,247,662   $208,275,740
Percentage
change in
production     +7.0%          +8.9%         +25.0%          +2.4%         +29.9%
Number of
tickets    1,269,110      1,052,584        939,013        685,790        749,560
Average
commissions
per
ticket  $        245    $       276   $        284   $        311    $       278
Number of
investment
brokers          761            686            662            623            596
Number of
investment
brokers
(over 1 year)    655            624            609            566            487
Total number
of employees   2,009          1,788          1,683          1,549          1,491
Average
commissions
per investment
broker (over
1 year)  $   469,180   $    446,746    $   436,669   $    362,830    $   345,885
Number of
new accounts
opened        47,472         38,658         37,936         32,166         33,835

                                   28

Consolidated Statements of Income
Morgan Keegan, Inc. and Subsidiaries

Years ended July 31
                         (In thousands, except share and per share amounts)
                                      2000         1999         1998
Revenues
  Commissions                      $145,925     $120,390     $110,082
  Principal transactions            140,452      143,688      121,790
  Investment banking                 54,492       52,386       67,763
  Interest                          100,911       81,612       78,865
  Investment management fees         37,881       27,680       20,187
  Other                              14,300       12,855        8,407
                                    493,961      438,611      407,094
Expenses
  Compensation                      252,413      227,709      204,829
  Floor brokerage and clearance       6,559        6,645        6,028
  Communications                     26,678       23,664       23,112
  Travel and promotional             14,445       13,344       10,612
  Occupancy and equipment costs      24,200       21,433       17,403
  Interest                           71,887       52,603       51,165
  Taxes, other than income taxes     12,123       10,438        9,888
  Other operating expenses           13,766        8,662        6,871
                                    422,071      364,498      329,908
  Income before income taxes         71,890       74,113       77,186
  Income tax expense                 27,000       28,300       29,000
  Net Income                       $ 44,890     $ 45,813     $ 48,186

 Net income per share
  Basic                            $   1.54     $   1.42     $   1.47
  Diluted                          $   1.53     $   1.41     $   1.47

 Weighted average shares
 Outstanding
  Basic                          29,243,241   32,356,091   32,671,141
  Diluted                        29,338,219   32,452,509   32,854,601

[FN]
See accompanying notes.

                                   29

Consolidated Statements of Stockholders' Equity
Morgan Keegan, Inc. and Subsidiaries

                           Common      Common    Additional            Stock-
                           Stock       Stock     Paid-In    Retained   holders'
                           Shares      Amount    Capital    Earnings   Equity
                           (In thousands, except share and per share amounts)

Balance at August 1, 1997  31,652,142   $19,782    $1,048    $182,890   $203,720
Issuance of restricted
 stock                        194,596       122      (122)
Issuance of common
 stock                      1,150,466       719    13,675                 14,394
Dividends paid ($.24
 per share)                                                     (7,789)   (7,789)
Repurchase & retirement
 of common stock             (180,000)     (113)   (4,340)                (4,453)
Amortization of
 restricted stock and
 related tax benefit                                3,300                  3,300
Net income                                                      48,186    48,186

Balance at July 31, 1998    32,817,204  $20,510   $13,561     $223,287  $257,358
Issuance of restricted
 stock                         350,702      219      (219)
Issuance of common
 stock                         353,652      221     4,843                  5,064
Dividends paid ($.28
 per share)                                                     (9,026)   (9,026)
Repurchase & retirement
 of common stock            (1,662,300)  (1,039)  (26,185)        (923)  (28,147)
Amortization of
 restricted stock and
 related tax benefit                                8,000                  8,000
Net income                                                      45,813    45,813

Balance at July 31, 1999    31,859,258  $19,911   $    -      $259,151  $279,062
Issuance of restricted
 stock                         436,849      273      (273)
Issuance of common
 stock                         418,316      261     5,373                  5,634
Dividends paid ($.32
 per share)                                                     (9,265)   (9,265)
Repurchase & retirement
 of common stock            (4,165,357)  (2,603)  (12,050)     (53,989)  (68,642)
Amortization of
 restricted stock and
 related tax benefit                                6,950                  6,950
Net income                                                      44,890    44,890

Balance at July 31, 2000    28,549,066  $17,842   $     -     $240,787  $258,629

[FN]
See accompanying notes.

                                   30

Consolidated Statements of Financial Condition
Morgan Keegan, Inc. and Subsidiaries

                          (In thousands, except share and per share amounts)
July 31                                               2000         1999

Assets
  Cash                                            $   19,716    $  16,102
  Securities segregated for regulatory purposes,
    at market                                        170,600      246,000
  Deposits with clearing organizations and others     11,846        9,792
  Receivable from brokers and dealers and
    clearing organizations                            14,062       12,781
  Receivable from customers                          713,485      557,678
  Securities purchased under agreements to resell    310,935      184,852
  Securities owned, at market                        390,656      480,662
  Memberships in exchanges, at cost (market value-
    $5,780 at July 31, 2000; $6,456 at
    July 31, 1999)                                     2,428        2,428
  Furniture, equipment and leasehold improvements,
    at cost (less allowances for depreciation and
    amortization-$30,524 at July 31, 2000;
    $27,402 at July 31, 1999)                         26,498       26,167
  Other assets                                        72,050       61,903
                                                  $1,732,276   $1,598,365
Liabilities and Stockholders' Equity
  Short-term borrowings                           $  100,290   $  115,100
  Commercial paper                                    70,741       65,111
  Payable to brokers and dealers and clearing
    organizations                                     18,768        7,959
  Payable to customers                               829,517      733,725
  Customer drafts payable                             17,752       16,076
  Securities sold under agreements to repurchase     207,488      239,019
  Securities sold, not yet purchased, at market      130,851       58,755
  Other liabilities                                   98,240       83,558
                                                   1,473,647    1,319,303
  Stockholders' equity
    Common Stock, par value $.625 per share:
    authorized 100,000,000 shares; 28,549,066
    shares issued and outstanding at July 31, 2000;
    31,859,258 at July 31, 1999                       17,842       19,911
  Retained earnings                                  240,787      259,151
                                                     258,629      279,062

                                                  $1,732,276   $1,598,365

[FN]

See accompanying notes.

                                   31

Consolidated Statements of Cash Flows
Morgan Keegan, Inc. and Subsidiaries

Years ended July 31                                2000        1999       1998
                                                          (In thousands)
Cash Flows From Operating Activities:
Net income                                     $  44,890   $  45,813  $  48,186
 Non-cash items included in earnings:
  Depreciation and amortization                   10,286       9,871      8,128
  Deferred income taxes                           (2,500)      1,000     (4,700)
Amortization of gain on sale of building
    and related assets                             1,380       1,380      1,150
Amortization of restricted stock                   4,950       4,500      3,300

                                                  59,006      62,564     56,064
 (Increase) decrease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                      (1,281)     19,116      5,833
    Deposits with clearing organizations
      and others                                  (2,054)         26       (665)
    Receivable from customers                   (155,807)   (113,069)   (86,598)
    Securities segregated for regulatory
      purposes, at market                         75,400     100,900    (66,800)
    Securities owned, at market                   90,006    (126,954)   (78,097)
    Memberships in exchanges                         -           -       (1,709)
    Other assets                                  (7,647)     (9,529)   (14,472)
 (Decrease) increase in operating liabilities:
    Payable to brokers and dealers and
      clearing organizations                      10,809      (5,192)       433
     Payable to customers                         95,792      33,393    116,410
    Customer drafts payable                        1,676      (1,539)       253
    Securities sold, not yet purchased,
      at market                                   72,096     (57,972)    22,429
    Other liabilities                             15,302      (4,324)     3,546
                                                 194,292    (165,144)   (99,437)
 Cash provided by (used in) operating activities 253,298    (102,580)   (43,373)
Cash Flows From Financing Activities:
    Commercial paper                               5,630      27,609    (69,428)
    Mortgage note payments                           -           -      (19,714)
    Issuance of common stock                       5,634       5,064     14,394
    Repurchase of common stock                   (68,642)    (28,147)    (4,453)
    Dividends paid                                (9,265)     (9,026)    (7,789)
    Short-term borrowings                        (14,810)     46,700     67,830
    Securities purchased under agreements
      to resell                                 (126,083)    (10,269)   (27,702)
    Securities sold under agreements to
      repurchase                                 (31,531)     76,285     65,317
  Cash (used in) provided by financing
      activities                                (239,067)    108,216     18,455  Cash Flows From Investing Activities:
  Payments for furniture, equipment and
    leasehold improvements                       (10,617)    (11,706)    (9,915)
  Proceeds from sale of building and related assets                      34,582
Cash (used in) provided by investing activities  (10,617)    (11,706)    24,667
   Net increase (decrease) in cash                 3,614      (6,070)      (251)
Cash at beginning of period                       16,102      22,172     22,423
Cash at end of period                          $  19,716   $  16,102  $  22,172

[FN]
Income tax payments totaled $25,600,000 in 2000, $29,269,000 in 1999, and
$36,191,000 in 1998.  Interest payments totaled $68,266,000 in 2000,
$52,530,000 in 1999, and $49,722,000 in 1998.
See accompanying notes.

Notes to Consolidated Financial Statements
Morgan Keegan, Inc., and Subsidiaries
July 31, 2000


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

Securities Transactions: Securities transactions and related commission revenue and expense are presented on a trade date basis.

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

Reverse Repurchase and Repurchase Agreements: Securities purchased under agreements to resell (Reverse Repurchase Agreements) and securities sold under agreements to repurchase (Repurchase Agreements) are carried at the amounts at which the securities will be subsequently resold or reacquired as specified in the respective agreements. Government securities segregated in a special reserve bank account for the benefit of customers under rule 15c3-3 of the Securities and Exchange Commission represent securities purchased under an agreement to resell of $170,600,000 and $246,000,000 at July 31, 2000 and
1999, respectively.

Income Taxes: The parent and its subsidiaries file a consolidated income tax return. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Net Income Per Share: Basic and diluted earnings per share is calculated in accordance with Financial Accounting Standards
Board ("FASB") Statement No. 128, "Earnings per Share" (
"Statement 128"). All earnings per share amounts for all periods, have been presented to conform to the requirements of Statement 128.

The following table sets forth the computation of basic and diluted earnings per share:


                                                   Year ended July 31
                                             2000         1999         1998
                                         (In thousands, except per share data)

Numerator:
  Net income                                $44,890      $45,813      $48,186
Denominator:
 Denominator for basic earnings
    per share-weighted average shares        29,243       32,356       32,671
 Effect of dilutive securities-
    stock options                                95           96          183
 Denominator for diluted earnings
    per share - adjusted weighted
    average shares and assumed
    conversions                              29,338        32,452       32,854

Net income per share of common stock        $  1.54       $  1.42      $  1.47
Net income per share of common stock,
   assuming dilution                        $  1.53       $  1.41      $  1.47

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

The Financial Accounting Standards Board issued in June 1998 its standard on derivatives - Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). The new Statement resolves the inconsistencies that existed with respect to derivatives accounting, and dramatically changes the way many derivatives transactions and hedged items are reported.
The Statement's effective date was deferred and is effective for fiscal years beginning after June 15, 2000. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE 2-BORROWINGS

The short-term borrowings of $100,290,000 and $115,100,000 at July 31, 2000 and 1999 respectively, consist of loans payable on demand primarily used to finance clearance of securities and to carry customers' margin accounts and firm positions. The notes bear interest at the broker loan rate, which was 7.45% and 6.75% at July 31, 2000 and 1999, respectively.

The Company had total lines of credit of $335,000,000 at July 31, 2000, with expirations prior to July 31, 2001, under which a maximum of $200,000,000 could be borrowed on an unsecured basis. Equipment with a book basis of $9,300,000 was pledged on one of the borrowings. There were no compensating balances associated with these lines of credit.

The Company also issues its own commercial paper to investors at fluctuating interest rates (6.18% and 5.25% at July 31, 2000 and 1999, respectively). The paper matures over various terms not to exceed nine months.

The weighted average interest rate on all forms of short-term borrowings for the years ended July 31, 2000 and 1999 was 6.29% and 5.49%, respectively.

NOTE 3-SECURITIES

Securities owned for trading purposes consist of the following at July 31, in thousands:

                                               2000           1999

     U.S. government obligations            $257,096        $310,133
     State and municipal obligations          89,460         112,043
     Corporate bonds                          25,957          48,498
     Stocks                                   17,979           9,929
     Bankers' acceptances                        164              59
                                            $390,656        $480,662


State and municipal obligations include an issue with a par value of $12,700,000 which has been written down to fair market value of $5,715,000 at July 31, 2000 and July 31, 1999, as determined by management of the Company.

Securities sold, not yet purchased, at market consist of the following at July 31,in thousands:


                                              2000            1999

     U.S. government obligations            $127,974        $ 53,234
     State and municipal obligations              10              73
     Corporate bonds                             378           2,338
     Stocks                                    2,489           3,110
                                            $130,851        $ 58,755


NOTE 4-LEASES

The Company leases office space, furniture and equipment under noncancellable leases expiring through 2009, with options to renew the leases for up to five years. Total rental expense for each of the years ended July 31 was as follows, in thousands:

               2000                          $17,225
               1999                          $15,038
               1998                          $14,034


Aggregate future annual minimum rental commitments, excluding escalations, for the years ending July 31 are as follows, in thousands:

               2001                          $11,749
               2002                           11,966
               2003                           11,459
               2004                           10,759
               2005                            9,559
         Thereafter                           22,019
                                             $77,511

NOTE 5-COMMITMENTS AND CONTINGENCIES

At July 31, 1999, the Company pledged $30,000,000 in customer owned securities to cover customer obligations to a clearing organization.

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

NOTE 6-INCOME TAXES

Significant components of the provision for income taxes are as follows for the years ended July 31, in thousands:

                             2000         1999         1998

       Federal:
         Current           $25,400      $23,000      $28,900
         Deferred           (2,500)       1,000       (4,700)
                            22,900       24,000       24,200
     State                   4,100        4,300        4,800
                           $27,000      $28,300      $29,000

The principal reasons for the difference between the effective rate and the federal statutory income tax rate for the years ended July 31 are as follows, in thousands:


                            2000                1999               1998
                      Amount  Percent     Amount  Percent     Amount  Percent

Federal Statutory
 rate applied to
 pretax earnings      $25,200  35.0%      $25,940  35.0%      $27,000  35.0%
State and local
 taxes, less federal
 income tax benefit     2,665   3.7         2,795   3.8         3,120   4.0
Non-taxable interest,
 less non-deductible
 interest              (1,508) (2.1)       (1,365) (1.8)         (795) (1.0)
Other - net               643    .9           930   1.2          (325) (0.4)
                      $27,000  37.5%      $28,300  38.2%      $29,000  37.6%



Significant components of the Company's deferred tax assets and liabilities as of July 31 are as follows, in thousands:


                                                   2000           1999

 Deferred tax assets:
  Deferred compensation and restricted stock      $ 7,586        $ 5,843
  Deferred gain on building sale                    3,788          4,326
  Non-deductible reserves                           2,694          1,239
  Insurance and benefits                              876          1,232
  Other                                                 -            100
                                                   14,944         12,740

Deferred tax liabilities:
  Depreciation and other building related items     2,981          2,955
  Other                                               763          1,085
                                                    3,744          4,040
  Net deferred tax assets                         $11,200        $ 8,700


Management has evaluated the need for a valuation allowance for all or a portion of the deferred tax assets and believes that the deferred tax assets will be more likely than not realized. Accordingly, a valuation allowance has not been recorded.

NOTE 7-STOCK PLANS

The Board of Directors has reserved 9,168,750 shares for issuance under the Company's Restricted Stock and Incentive Stock Option Plan of 1994. Under provisions of the Restricted Stock and the Incentive Stock Options Plans, benefits may be granted to key officers and employees in either, or a combination of, incentive stock options or restricted stock awards. Incentive stock options are granted at the fair market value of the stock at the time of grant. There were approximately 493,526 remaining shares available to be granted at July 31, 2000.

The Board of Directors has authorized 675,000 shares to be granted to non-employee directors in the form of incentive stock options.
As of July 31, 2000, 222,000 options were outstanding and exercisable at an average price of $16.65. During fiscal year 2000, 34,500 options were exercised at an average price of $7.75 and 81,000 options were granted at an average price of $16.38.

Employee stock option activity is summarized as follows:

                                               Average
                                     Shares     Price    Exercisable

   Outstanding at August 1, 1997    132,915      6.55
     Granted                         22,500     19.30     1998-2003
     Exercised                      (60,765)    (5.82)
   Outstanding at July 31, 1998      94,650     10.06
     Granted                        176,250     21.58     2000-2004
     Exercised                      (16,125)    (6.05)
     Forfeited                      (29,500)   (21.17)
   Outstanding at July 31, 1999     225,275     17.91
     Granted                        133,250     16.34     2000-2005
     Exercised                      (14,400)    (6.04)
   Outstanding at July 31, 2000     344,125     17.80


Options exercisable at July 31, 2000, 1999, and 1998 were 36,625, 18,450 and 7,000, respectively. The weighted average fair value of the options granted during the years ended July 31, 2000, 1999 and 1998 was $4.46, $5.61 and $5.16, respectively. Options outstanding at July 31, 2000 have exercise prices ranging from $5.72 to $26.31 with a weighted average remaining contractual life of 5 years.

The Company has approximately 2,000,000 shares of restricted stock included in common stock outstanding which was issued at the fair market value at the date of grant.

Under an Employee Stock Purchase Plan, 4,275,000 shares have been reserved to allow employees to purchase company shares at a 15% discount, not to exceed 506,250 shares to all employees in any year.

Activity by year under the plan is summarized as follows:

                     Year                  Shares Sold
                     1998                    306,872
                     1999                    297,027
                     2000                    369,416


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended July 31 are as follows:


                                                 2000       1999       1998
Pro forma net income                           $ 44,330   $ 44,784   $ 47,657
Pro forma earnings per share
  Basic                                        $   1.51   $   1.38   $   1.46
  Diluted                                      $   1.52   $   1.38   $   1.45


These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. For disclosure purposes, the fair value of each fixed option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for stock option grants in 2000, 1999 and 1998, respectively: dividend yield of 1.5% for all three years; expected volatility of 26.8%, 25.1% and 24.9%, respectively, riskfree interest rate of 5.00% for all three years and weighted average expected lives of 5 to 6 years for all three years.

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

Repurchase agreement information as of July 31, 2000 is summarized as follows, in thousands:


                                 Assets Sold            Repurchase Liability
                              Carrying    Market                    Interest
                               Amount     Value          Amount       Rate
Mortgage-backed
 certificates and other       $124,405   $125,271       $121,457   6.40%-6.80%
U.S. Treasury securities        84,502     86,765         86,031   5.00%-6.95%
                              $208,907   $212,036       $207,488


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


The Company also enters into purchases of securities under agreements to resell (reverse repurchase agreements). The amounts advanced under these agreements represent short-term loans and are reflected as a receivable in the consolidated statements of financial condition. Securities purchased under agreements to resell are held in safekeeping in the Company's name. Should the market value of the underlying securities decrease below the amount recorded, the counterparty is required to place an equivalent amount of additional securities in safekeeping in the name of the Company.

NOTE 9-EMPLOYEE BENEFIT PLANS

The Company makes discretionary contributions to its 401(k) defined contribution plan and its profit sharing plan covering substantially all employees. The Company also has a defined benefit retirement plan covering certain executives. Total expense under all plans for the years ended July 31, 2000, 1999, and 1998 totaled $3,955,000,
$3,035,000, and $2,637,000, respectively.


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

At July 31, 2000, the subsidiary had net capital of $148,734,000 which was 21% of its aggregate debit balances and $134,520,000 in excess of the 2% net capital requirement. At July 31, 1999, the subsidiary had net capital of $160,931,000, which was 29% of its aggregate debit balances and $149,903,000 in excess of the 2% net capital requirement.

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

In the normal course of business, the Company enters into underwriting and forward and future commitments. At July 31, 2000, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $12 and $23 million, respectively. At July 31, 1999, the contract amount of future contracts to purchase and sell U.S. Government and municipal securities was approximately $39 million and $159 million, respectively. The Company typically settles its position by entering into equal but opposite contracts and, as such, the contract amounts do not necessarily represent future cash requirements. Settlement of the transactions relating to such commitments are not expected to have a material effect on the Company's consolidated financial position. Transactions involving future settlement give rise to market risk, which represents the potential loss that can be caused by a change in the market value of a particular financial instrument. The
Company's exposure to market risk is determined by a number of factors, including the size, composition and diversification of positions held, the absolute and relative levels of interest rates, and market volatility.

The Company will occasionally hedge a portion of its long proprietary inventory position through the use of short positions in financial future contracts, which the Company includes in securities sold, not yet purchased at market value. At July 31, 2000, the Company had no outstanding futures contracts. The contract amounts do not necessarily represent future cash requirements. The average fair value of futures contracts held during 2000 and 1999 was $3 million and $5 million, respectively.

The Company regularly participates in the trading of some derivative securities for its customers; however, this activity does not involve the Company acquiring a position or commitment in these products and this trading is not a significant portion of the Company's business. The Company does not participate in the trading of derivative securities which have off-balance sheet risk.

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

Private Client distributes a wide range of financial products through its branch distribution network, including equity and fixed-income securities, proprietary and non-affiliated mutual funds and annuities. Net interest income from customers' margin loan and credit account balances is included in this segment.

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

Business segment financial results are for the years ended July
31, as follows:

                                                 (in thousands)
                                      2000             1999             1998
Revenues:

Private Client                     $242,167         $187,864         $187,792
Fixed Income Capital Markets        143,686          168,829          135,992
Equity Capital Markets               60,965           47,466           55,181
Investment Advisory                  38,496           28,291           20,541
Other                                 8,647            6,161            7,588
                                   $493,961         $438,611         $407,094

Income before income taxes:

Private Client                     $ 37,042         $ 31,095         $ 39,794
Fixed Income Capital Markets         19,034           33,897           22,554
Equity Capital Markets               14,664            7,843           14,614
Investment Advisory                     942              587             (155)
Other                                   208              691              379
                                   $ 71,890         $ 74,113         $ 77,186


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

NOTE 13-QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                (In thousands, except per share amounts)

                                             Quarter Ended

                             October 31  January 31   April 30    July 31

2000:
  Revenues                    $103,035    $126,369    $141,808    $122,749
  Expenses                      91,170     105,873     117,716     107,312
  Income before income taxes    11,865      20,496      24,092      15,437
  Net income                     7,465      12,796      14,892       9,737
  Net income per share:
    Basic                         0.25        0.44        0.52        0.34
    Diluted                       0.24        0.44        0.52        0.34
  Dividends per share             0.08        0.08        0.08        0.08
  Stock price range:
   High                          17.71       17.80       17.16       19.88
   Low                           16.41       14.46       12.25       14.74


1999:
  Revenues                    $ 96,416    $107,166    $114,528    $120,500
  Expenses                      80,370      87,928      94,828     101,371
  Income before income taxes    16,046      19,238      19,700      19,129
  Net income                     9,746      11,738      12,200      12,129
  Net income per share:
    Basic                         0.30        0.36        0.38        0.38
    Diluted                       0.30        0.36        0.37        0.38
  Dividends per share             0.07        0.07        0.07        0.07
  Stock price range:
   High                          25.28       19.26       18.24       18.94
   Low                           15.00       16.86       16.00       16.43


Report of Independent Auditors



Board of Directors
Morgan Keegan, Inc.

  We have audited the accompanying consolidated statements of financial condition of Morgan Keegan, Inc. and subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of income, stockholders'
 equity, and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Morgan Keegan, Inc. and subsidiaries at July 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States.







Memphis, Tennessee
September 20, 2000
