Form 10-Q
period 2000-10-31
MORGAN KEEGAN INC
filed 2000-12-15
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTER ENDED OCTOBER 31, 2000
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

          Class                     Outstanding at October 31, 2000
  Common Stock $.625 par value               28,562,566

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

  Consolidated Statements
    of Financial Condition. . . . . . October 31, 2000 and July 31, 2000

  Consolidated Statements
    of Income . . . . . . . . . . . . Three months ended
                                      October 31, 2000 and 1999

  Consolidated Statements
    of Cash Flows . . . . . . . . . . Three months ended
                                      October 31, 2000 and 1999

  Notes to Consolidated
    Financial Statements. . . . . . . October 31, 2000

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  FINANCIAL INFORMATION

Item 1.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries

                                                October 31        July 31
                                                   2000            2000
                                                (unaudited)
                                                      (in thousands)
ASSETS
  Cash                                         $   19,496      $   19,716
  Securities segregated for regulatory
    purposes, at market                           329,500         170,600
  Deposits with clearing organizations
    and others                                      9,878          11,846
  Receivable from brokers and dealers and
    clearing organizations                         38,086          14,062
  Receivable from customers                       745,202         713,485
  Securities purchased under agreements
    to resell                                     324,482         310,935
  Securities owned, at market                     477,112         390,656
  Memberships in exchanges, at cost
    (market value-$6,188,000 at 10-31-00;
     $5,780,000 at 7-31-00)                         2,411           2,428
  Furniture, equipment and leasehold
    improvements, at cost (less allowances for
    depreciation and amortization $26,810,000
    at 10-31-00; $30,524,000 at 7-31-00)           27,009          26,498
  Other assets                                     84,356          72,050

                                               $2,057,532      $1,732,276

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                        $  156,384      $  100,290
  Commercial paper                                110,407          70,741
  Payable to brokers and dealers and
    clearing organizations                         15,419          18,768
  Payable to customers                          1,003,721         829,517
  Customer drafts payable                          16,251          17,752
  Securities sold under agreements to
    repurchase                                    305,079         207,488
  Securities sold, not yet purchased,
    at market                                      93,528         130,851
  Other liabilities                                89,349          98,240
                                                1,790,138       1,473,647
Stockholders' equity
  Common Stock, par value $.625 per share:
    authorized 100,000,000 shares;
    shares issued and outstanding 28,562,566
    at 10-31-00; 28,549,066 at 7-31-00             17,851          17,842
  Retained earnings                               249,543         240,787
                                                  267,394         258,629

                                               $2,057,532      $1,732,276

[FN]

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                                                  Three Months Ended
                                                       October 31

                                                 2000           1999
                                                (in thousands, except
                                                  per share amounts)

REVENUES
  Commissions                                  $ 35,024       $ 27,279
  Principal transactions                         38,942         30,623
  Investment banking                             12,425         11,884
  Interest                                       28,976         22,345
  Investment management fees                     10,587          7,903
  Other                                           5,546          3,001
          TOTAL                                 131,500        103,035

EXPENSES
  Compensation                                   65,983         53,125
  Floor brokerage and clearance                   1,879          1,770
  Communications                                  7,233          6,559
  Travel and promotional                          3,691          3,950
  Occupancy and equipment costs                   6,372          5,862
  Interest                                       21,042         15,204
  Taxes, other than income taxes                  2,746          2,267
  Other operating expenses                        6,881          2,433
                                                115,827         91,170


INCOME BEFORE INCOME TAXES                       15,673         11,865
INCOME TAX EXPENSE                                5,800          4,400

NET INCOME                                     $  9,873       $  7,465

NET INCOME PER SHARE:
  Basic                                        $   0.35       $   0.25
  Diluted                                      $   0.34       $   0.24

DIVIDENDS PER SHARE                            $   0.09       $   0.08

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
      Basic                                      28,557         30,402
      Diluted                                    28,644         30,505


[FN]
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                                                        Three Months Ended
                                                            October 31
                                                        2000          1999
                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                         $  9,873        $ 7,465
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                       2,720          2,699
    Deferred income taxes                                (300)          (400)
    Amortization of gain on sale of building
      and related assets                                 (345)          (345)
    Amortization of restricted stock                    1,350          1,200
                                                       13,298         10,619
 (Increase) decrease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                          (24,024)       (11,158)
    Deposits with clearing organizations and others     1,968
    Receivable from customers                         (31,717)       (64,291)
    Securities segregated for regulatory purposes    (158,900)        43,300
    Securities owned                                  (86,456)        63,099
    Other assets                                      (12,006)         1,843
  Increase (decrease) in operating liabilities:
    Payable to brokers and dealers and clearing
      organizations                                    (3,349)        35,455
    Payable to customers                              174,204        (10,532)
    Customer drafts payable                            (1,501)          (302)
    Securities sold, not yet purchased                (37,323)        30,238
    Other liabilities                                  (8,546)       (15,092)
                                                     (187,650)        72,560
  Cash (used for) provided by operating activities   (174,352)        83,179

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                     39,666         (9,833)
  Issuance of Common Stock                                109             82
  Retirement of Common Stock                              -          (42,751)
  Dividends paid                                       (2,567)        (2,399)
  Short-term borrowings                                56,094         55,200
  Securities purchased under agreements to resell     (13,547)       (30,998)
  Securities sold under agreements to repurchase       97,591        (46,683)
    Cash provided by (used for) financing activities  177,346        (77,382)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                             (3,231)        (2,903)
  Other                                                    17            -
  Cash used for investing activities                   (3,214)        (2,903)
      (Decrease) increase in Cash                        (220)         2,894
Cash at Beginning of Period                            19,716         16,102
Cash at End of Period                                $ 19,496       $ 18,996


[FN]
Income tax payments were approximately $713,000 and $562,000 for the three month periods ending October 31, 2000, and 1999, respectively. Interest payments were approximately $18,211,000 and $14,953,000 for the same periods, respectively.

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

October 31, 2000

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2000, are not necessarily indicative of the results that may be expected for the year ending July
31, 2001. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 2000.

NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New
York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.) is subject to the Securities and Exchange Commission's (SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At October 31, 2000, M.K. & Co. had net capital of $145,543,997 which was 19% of its aggregate debit balances and $130,345,054 in excess of the 2% net capital requirement.

NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE D - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                        Three Months Ended
                                            October 31
                                       2000             1999
                                       (in thousands, except
                                         per share amounts)

Numerator

  Net Income                         $ 9,873         $ 7,465

Denominator

  Denominator for basic
   earnings per share -
   weighted average
   shares                             28,557          30,402


  Effect of dilutive
   securities - stock
   options                                87             103

  Denominator for diluted
   earnings per share -
   adjusted weighted
   average shares and
   assumed conversions                28,644          30,505

  Basic earnings per share           $  0.35         $  0.25
  Diluted earnings per share         $  0.34         $  0.24




NOTE E - OTHER ACCOUNTING PRONOUNCEMENTS

Effective August 1, 2000, the Registrant adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative and Hedging Activities", as amended by Statement Nos. 137 and 138 (collectively, the Statements). The Statements require derivatives to be recorded on the statement of financial condition at fair value, with changes in fair value recognized in income, stockholders' equity, or as adjustments to the carrying value of assets and liabilities, depending on the use of the derivative. The adoption of the Statements had no material effect on the Registrant's financial statements. The Registrant's broker/dealer subsidiary does trade in certain derivative securities on behalf of its customers, but generally does not act as principal in such trades.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE F - Business Segment Information (continued)

Business segment financial results for the three month periods ending October 31, 2000 and 1999 are as follows:

                                         October 31    October 31
                                            2000          1999
Revenues:
  Private Client                         $ 58,628       $ 47,420
  Fixed Income Capital Markets             41,298         33,891
  Equity Capital Markets                   17,450         12,572
  Investment Advisory                      10,887          7,917
  Other                                     3,237          1,235
   Total                                 $131,500       $103,035

Income before income taxes:
  Private Client                         $  6,449       $  5,154
  Fixed Income Capital Markets              5,369          4,649
  Equity Capital Markets                    2,712          1,263
  Investment Advisory                         722            612
  Other                                       421            187
   Total                                 $ 15,673       $ 11,865


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

Results of Operations

The Registrant's revenues increased 28% to $131,500,000 for the quarter ended October 31, 2000 versus revenues of $103,035,000 for the same period in the prior year.
The major components of this increase included a 34% increase in investment management fees, a 28% increase in commissions, a 27% increase in principal transactions and a 30% increase in interest income. The increases represent solid business throughout the firm with strong revenue increases in both the equity and fixed income capital markets groups. Business was slightly better among institutional clients than individual investors.

Operating expenses were $115,827,000 for the quarter ended
October 31, 2000 versus $91,170,000 for the same quarter of the previous year. Employee compensation increased
24% and is relative to the increase in revenues. Interest expense increased 38% due to increased level of inventory carried during the quarter, but was only slightly ahead of the 30% increase in interest income. Other operating expenses increased $4,448,000, or 183% over the same period in the previous year due primarily to legal expenses including the $1,900,000 charge from legal settlements previously reported in the Registrant's Form 10-K.

Net income for the quarter ended October 31, 2000 was $9,873,000, or $0.35 per basic share, and was 32% higher than the same period of the previous year when net income was $7,465,000, or $0.25 per basic share.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 95% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the three months ended October 31, 2000 cash flows used for operating activities were $174,352,000 primarily due to a $158,900,000 increase in securities segregated for regulatory purposes and an $86,456,000 increase in securities owned.

Cash flows from financing activities were $177,346,000 for the three months ended October 31, 2000 compared to cash flows used for financing activities of $77,382,000 for the same period of the previous year. The largest components of this change include a $97,591,000 increase in securities sold under agreements to repurchase and a $56,094,000 increase in short-term borrowings.

Cash flows from investing activities during the three months ended October 31, 2000 were $3,214,000. This investing activity is a continuation of the Registrant's efforts to upgrade and maintain the broker/dealer subsidiary's branch network. The Board of Directors increased the quarterly dividend from $0.08 per share to $0.09 per share. Total dividends paid during the quarter were $2,567,000.

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

Part I.  FINANCIAL INFORMATION

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MORGAN KEEGAN, INC. and Subsidiaries


Interest Rate Sensitivity

No significant changes have occurred since July 31, 2000 in the Registrant's exposure to market risk. See Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


                                        Morgan Keegan, Inc.
                                           Registrant



                                  BY   /s/Joseph C. Weller
                                             Joseph C. Weller
                                             EVP, CFO, Sec.-Treas.


Date:       December 13, 2000

































                             Page 15 of 15
??