Form 10-Q
period 2001-01-31
MORGAN KEEGAN INC
filed 2001-03-16
CIK 729600

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                               FORM 10-Q
        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTER ENDED JANUARY 31, 2001
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



                APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practical date.

          Class                     Outstanding at January 31, 2001
  Common Stock $.625 par value               28,820,525

INDEX

MORGAN KEEGAN, INC. and Subsidiaries



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).

  Consolidated Statements
    of Financial Condition. . . . . . January 31, 2001 and July 31, 2000

  Consolidated Statements
    of Income . . . . . . . . . . . . Three months and six months ended
                                      January 31, 2001 and 2000

  Consolidated Statements
    of Cash Flows . . . . . . . . . . Six months ended
                                      January 31, 2001 and 2000

  Notes to Consolidated
    Financial Statements. . . . . . . January 31, 2001

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Part I.  FINANCIAL INFORMATION

Item 1.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MORGAN KEEGAN, INC. and Subsidiaries

                                                January 31        July 31
                                                   2001            2000
                                                (unaudited)
                                                      (in thousands)
ASSETS
  Cash                                         $   20,288      $   19,716
  Securities segregated for regulatory
    purposes, at market                           461,100         170,600
  Deposits with clearing organizations
    and others                                      8,971          11,846
  Receivable from brokers and dealers and
    clearing organizations                         38,052          14,062
  Receivable from customers                       556,038         713,485
  Securities purchased under agreements
    to resell                                     153,898         310,935
  Securities owned, at market                     569,811         390,656
  Memberships in exchanges, at cost
    (market value-$6,297,000 at 1-31-01;
     $5,780,000 at 7-31-00)                         2,411           2,428
  Furniture, equipment and leasehold
    improvements, at cost (less allowances for
    depreciation and amortization $29,646,000
    at 1-31-01; $30,524,000 at 7-31-00)            27,829          26,498
  Other assets                                     94,465          72,050

                                               $1,932,863      $1,732,276

LIABILITIES AND STOCKHOLDERS' EQUITY
  Short-term borrowings                        $  102,491      $  100,290
  Commercial paper                                144,835          70,741
  Payable to brokers and dealers and
    clearing organizations                         18,515          18,768
  Payable to customers                          1,068,253         829,517
  Customer drafts payable                          19,158          17,752
  Securities sold under agreements to
    repurchase                                    149,390         207,488
  Securities sold, not yet purchased,
    at market                                      59,278         130,851
  Other liabilities                                97,488          98,240
                                                1,659,408       1,473,647
Stockholders' equity
  Common Stock, par value $.625 per share:
    authorized 100,000,000 shares; 28,820,525
    shares issued and outstanding
    at 1-31-01; 28,549,066 at 7-31-00              17,803          17,842
  Retained earnings                               255,652         240,787
                                                  273,455         258,629

                                               $1,932,863      $1,732,276

[FN]

See accompanying notes.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

                               Three Months Ended       Six Months Ended
                                   January 31              January 31
                                (in thousands, except per share amounts)

                                 2001      2000         2001      2000

REVENUES
  Commissions                 $ 32,467  $ 39,854      $ 67,493  $ 67,133
  Principal transactions        53,117    37,683        92,063    68,306
  Investment banking            12,756    12,166        25,177    24,050
  Interest                      29,232    24,295        58,210    46,639
  Investment management fees    10,125     8,689        20,711    16,593
  Other                         12,154     3,682        17,697     6,683
          TOTAL                149,851   126,369       281,351   229,404

EXPENSES
  Compensation                  75,086    63,923       141,068   117,048
  Floor brokerage and
     clearance                   1,664     1,626         3,543     3,396
  Communications                 7,088     5,914        14,320    12,472
  Travel and promotional         4,038     3,616         7,729     7,566
  Occupancy and equipment
     costs                       7,003     6,282        13,375    12,144
  Interest                      23,217    17,289        44,259    32,493
  Taxes, other than income
     taxes                       4,968     4,123         7,715     6,390
  Other operating expense        6,142     3,100        13,024     5,534
                               129,206   105,873       245,033   197,043

INCOME BEFORE INCOME TAXES      20,645    20,496        36,318    32,361
INCOME TAX EXPENSE               7,700     7,700        13,500    12,100

NET INCOME                    $ 12,945  $ 12,796      $ 22,818  $ 20,261

NET INCOME PER SHARE:
     Basic                    $   0.45  $   0.44      $   0.80  $   0.68
     Diluted                  $   0.45  $   0.44      $   0.79  $   0.68
DIVIDENDS PER SHARE           $   0.09  $   0.08      $   0.18  $   0.16


WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING:
     Basic                      28,627   28,929         28,596    29,709
     Diluted                    28,840   28,978         28,806    29,764

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


                                                         Six Months Ended
                                                            January 31
                                                       2001           2000
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                          $  22,818    $  20,261
  Adjustments to reconcile net income to
      cash used for operating activities:
    Depreciation and amortization                         5,557        5,421
    Deferred income taxes                                  (700)        (600)
    Amortization of gain on sale of building
      and related assets                                   (690)        (690)
    Amortization of restricted stock                      2,700        2,400
                                                         29,685       26,792
 (Increase) decrease in operating assets:
    Receivable from brokers and dealers and
      clearing organizations                            (23,990)     (60,614)
    Deposits with clearing organizations and others       2,875       (1,890)
    Receivable from customers                           157,447     (103,423)
    Securities segregated for regulatory purposes      (290,500)     (10,500)
    Securities owned                                   (179,155)      (9,503)
    Other assets                                        (21,398)      (3,404)
  Increase (decrease) in operating liabilities:
    Payable to brokers and dealers and clearing
      organizations                                        (253)      58,086
    Payable to customers                                238,736      157,611
    Customer drafts payable                               1,406        2,737
    Securities sold, not yet purchased                  (71,573)     119,889
    Other liabilities                                       (62)       5,294
                                                       (186,467)     154,283
  Cash (used for) provided by
    operating activities                               (156,782)     181,075

CASH FLOWS FROM FINANCING ACTIVITIES
  Commercial paper                                       74,094      (32,185)
  Issuance of Common Stock                                5,317        5,361
  Retirement of Common Stock                            (11,174)     (60,896)
  Dividends paid                                         (5,135)      (4,707)
  Short-term borrowings                                   2,201      139,400
  Securities purchased under agreements to resell       157,037     (141,063)
  Securities sold under agreements to repurchase        (58,098)     (73,799)
    Cash provided by (used for) financing activities    164,242     (167,889)

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments for furniture, equipment and
    leasehold improvements                               (6,888)      (5,476)
    Cash used for investing activities                   (6,888)      (5,476)
      Increase (decrease) in Cash                           572        7,710
Cash at Beginning of Period                              19,716       16,102
Cash at End of Period                                $   20,288     $ 23,812

[FN]
Income tax payments were approximately $13,685,000 and $4,470,000 for the six month periods ending January 31, 2001, and 2000, respectively. Interest payments were approximately
$43,982,000 and $29,462,000 for the same periods, respectively.
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries

January 31, 2000

NOTE A - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Morgan Keegan, Inc. and its subsidiaries (collectively referred to as the Registrant). The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended January 31, 2001, are not necessarily indicative of the results that may be expected for the year ending July 31, 2001. For further information, refer to the financial statements and notes thereto included in the Registrant's annual report on Form 10-K for the year ended July 31, 2000.

NOTE B - NET CAPITAL REQUIREMENT

As a registered broker/dealer and member of the New
York Stock Exchange, the registrant's brokerage subsidiary, Morgan Keegan & Company, Inc. (M.K. & Co.)
is subject to the Securities and Exchange Commission's
(SEC) uniform net capital rule. The broker/dealer subsidiary has elected to operate under the alternative method of the rule, which prohibits a broker/dealer from engaging in any securities transactions when its net capital is less than 2% of its aggregate debit balances, as defined, arising from customer transactions. The
SEC may also require a member firm to reduce its business and restrict withdrawal of subordinated capital if its net capital is less than 4% of aggregate debit balances, and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5% of aggregate debit balances. At January
31, 2001, M.K. & Co. had net capital of $126,798,979
which was 22% of its aggregate debit balances and $115,348,867 in excess of the 2% net capital requirement.

NOTE C - INCOME TAXES

The principal reason for the difference between the Registrant's effective tax rate and the federal statutory rate is the non-taxable interest earned on municipal bonds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MORGAN KEEGAN, INC. and Subsidiaries


NOTE D - NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                         Three Months Ended       Six Months Ended
                             January 31               January 31
                           2001      2000           2001      2000
Numerator

  Net Income            $12,944,957 $12,795,965  $22,818,183 $20,261,235

Denominator

  Denominator for basic
   earnings per share -
   weighted average
   shares                28,627,056  28,929,278   28,596,417  29,709,254


  Effect of dilutive
   securities - stock
   options                  212,673      48,740      209,829      54,685

  Denominator for
   Diluted earnings
   per share - adjusted
   weighted average
   shares and assumed
   conversations         28,839,729  28,978,018    28,806,246  29,763,939

  Basic earnings per
   share                $      0.45 $      0.44   $      0.80 $      0.68
  Diluted earnings per
   share                $      0.45 $      0.44   $      0.79 $      0.68


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


Business segment financial results for the periods ending
January 31, 2001 and 2001 are as follows:


                             Three Months Ended      Six Months Ended
                                 January 31             January 31
                               2001       2000        2001      2000

Revenues:
  Private Client             $ 62,070   $ 64,202    $120,698  $111,622
  Fixed Income Capital
   Markets                     53,136     39,073      94,434    72,964
  Equity Capital Markets       15,481     12,626      32,931    25,198
  Investment Advisory          10,125      8,061      21,012    15,978
  Other                         9,039      2,407      12,276     3,642
   Total                     $149,851   $126,369    $281,351  $229,404


Income before income taxes:
  Private Client             $ 10,116   $ 10,901    $ 16,565  $ 16,055
  Fixed Income Capital
   Markets                      5,123      3,930      10,492     8,579
  Equity Capital Markets        2,028      3,621       4,740     4,884
  Investment Advisory           1,874      1,531       2,596     2,143
  Other                         1,504        513       1,925       700
   Total                     $ 20,645   $ 20,496    $ 36,318  $ 32,361




NOTE G - Subsequent Events

On December 17, 2000, the Registrant announced the signing of a definitive agreement under which Regions Financial Corporation will acquire the Registrant for $27 per share in a business combination expected to be accounted for as a purchase. The merger is expected to close prior to the end of the Registrant's next fiscal quarter. Consequently, the Registrant does not expect to file a quarterly financial statement subsequent to the quarter ended January 31, 2001.

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

Results of Operations

The Registrant recognized record-level revenues of $149,851,000 for the quarter ended January 31, 2001, up
$8,043,000, or 6%, over the previous record set in the third quarter of fiscal 2000 when revenues totaled $141,808,000.
The current quarter revenues exceeded the same period in the previous year by $23,482,000, or 19%, when revenues were $126,369,000. The largest components of this increase include a 41% increase in principal transactions and a 230% increase in other income offset by a 19% decrease in commissions. The increase in principal transactions is the result of a significant increase in U.S. Government underwritings and the increase in other income is attributable to gain on a firm investment.

Operating expenses increased 22% to $129,206,000 for the quarter compared to $105,873,000 in the same quarter of the prior year. Employee compensation increased 18%, interest expense increased 34% and other expenses increase
98%. The employee compensation and interest expense increases are proportionate with the increase in revenues. The increase in other expenses relates primarily to the Registrant's broker/dealer subsidiary establishing a $2 million reserve against margin accounts.

Net income for the quarter was $12,945,000, or $0.45 per share, compared to $12,796,000, or $0.44 per share, in the same quarter of the prior year.

For the six months ended January 31, 2001 revenues totaled $281,351,000 which was 22% higher than the same six-month period of the prior year when revenues were $229,404,000. The largest components of this increase include a 35% increase in principal transactions, a 25% increase in interest income and a 165% increase in other income.

MANAGEMENT'S DISCUSSION & ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MORGAN KEEGAN, INC. and Subsidiaries


Results of Operation (continued)

Operating expenses totaled $245,033,000 for the six
months ended January 31, 2001 compared to $197,043,000
for the six months ended January 31, 2000.  The largest
components of this increase include a 21% increase
in employee compensation, a 36% increase in interest
expense and a 135% increase in other expenses.   The
increase in other expenses is related to a legal settlement incurred as disclosed in previous filings and the addition of the bad debt reserve established in the second quarter.

Net income for the six months ended January 31, 2001 was $22,818,000 compared to $20,261,000 for the same six-month period in fiscal 2000. Net income per share was $0.80 for the current year versus $0.68 for the same period of the previous year.

Liquidity and Capital Resources

High liquidity is reflected in the Registrant's statement of financial condition with approximately 94% of its assets consisting of cash or assets readily convertible into cash. Financing resources include the Registrant's equity capital, commercial paper, short-term borrowings, repurchase agreements and other payables. For the six months ended January 31, 2001 cash flows used for operating activities were $156,782,000 primarily due to a $290,500,000 increase in securities segregated for regulatory purposes and an $179,155,000 increase in securities owned.

Cash flows provided by financing activities were $164,242,000 for the six months ended January 31, 2001 compared to cash flows used for financing activities of $167,889,000 for the six months ended January 31, 2000. The largest components of this change include a $157,037,000 decrease in securities purchased under agreements to resell and a $74,094,000 increase in the commercial paper as compared to the six month period in fiscal 2000.

Cash flows used for investing activities during the six months ended January 31, 2001 were $6,888,000 compared to $5,476,000 for the same period of fiscal 2000. This investing activity is the result of the continued emphasis on the upgrading and maintaining the Registrant's broker/dealer subsidiary's branch network.

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

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On November 21, 2000, at the Registrant's annual meeting of its shareholders, 79.5% of the 28,855,066 shares outstanding at October 1, 2000 were represented by proxy. A quorum was declared present for the conduct of business and the following proposals were voted on:

         Proposal 1: Election of the directors from the following nominees to serve the registrant for the ensuing year:

              Kenneth F. Clark, Jr.        Donald Ratajczak
              G. Douglas Edwards           Robert M. Solmson
              James E. Harwood             John W. Stokes, Jr.
              Stephen P. Laffey            Joseph C. Weller
              Allen B. Morgan, Jr.         Spence L. Wilson
              Harry J. Phillips, Sr.-died 1-12-01

         Results of vote: 99.6% of the votes cast were in favor of this proposal.

         Proposal 2:  Adoption of 2000 Equity Compensation Plan.

         Results of vote: 70.1% of the votes cast were in favor of this proposal.

         Proposal 3: Adoption of 2000 Employee Stock Purchase Plan.

         Results of vote: 67.2% of the votes cast were in favor of this proposal.

PART II. OTHER INFORMATION
MORGAN KEEGAN, INC. and Subsidiaries


Item 4.  Submission of Matters to a Vote of Security Holders
         (continued)

         Proposal 4: Adoption of 2000 Non-Employee Director
         Stock Option Plan.

         Results of vote: 71.6% of the votes cast were in favor of this proposal.

         Proposal 5: Adoption of 2000 Executive Incentive
         Compensation Plan.

         Results of vote: 78.5% of the votes cast were in favor of this proposal.


Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits
Exhibit 10.A - Material Contracts Agreement and
             Plan of Merger by and between Morgan Keegan, Inc. and Regions Financial Corporation dated
             December 17, 2000.

             Exhibit 27 - Financial Data Schedule

         b.  Reports on Form 8-K
             A current report on Form 8-K dated December 17,
             2000 was filed under Item 5 Other Events discussing the proposed merger with Regions
             Financial Corporation.

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


Date:       March 16, 2001